Form 10-K
period 1995-12-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1996-04-01
CIK 871867

                               FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the Fiscal Year Ended December 31, 1995    Commission File No. 0- 38593

                 RENAISSANCE CAPITAL PARTNERS II, LTD.
         (Exact name of registrant as specified in its charter)

                  TEXAS                          75-2407159
(State of incorporation or organization) (I.R.S. Employer Identification No.)

               SUITE 210, LB 59,
         8080 NORTH CENTRAL EXPRESSWAY,
                 DALLAS, TEXAS                            75206
    (Address of principal executive offices)           (Zip Code)

  Registrant s telephone number,       including area code  (214) 891-8294

      Securities Registered Pursuant to Section 12(b) of the Act:

            Title of each class      Name of each exchange
                                     on which registered
                 None                      None

       Securities Registered Pursuant to Section 12(g) of the Act:

                    Limited Partnership Interests
                    Subscription Units of $1,000
                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ( X )           No (    )

     Indicate by check mark if disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.(    )
     State the aggregate market value of the voting stock held by non affiliates of the registrant.

     As of December 31, 1995 there were 43,434.01 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $1,000. There is no market in the Units. Based on Unit values as reflected in the Registrant s Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1995 is $29,630,665. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1995 is $42,299.

                                    Part I
ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Partners II, Ltd. (sometimes referred to as the Registrant or the Partnership ) is a Texas limited partnership, (organized as of January 14, 1991 with commencement of operations on January 6, 1992), that has elected to operate as a business development company (sometimes referred to herein as a Business Development Company or a BDC ) under the Investment Company Act of 1940, as amended (the 1940 Act ). On January 23, 1991 the Partnership filed a registration statement on Form N-2 for the sale of up to 50,000 Limited Partnership Units at an offering price of $1,000 per
Unit.   The Partnership continued the offering until March 31, 1992 at which time the offering was closed.

     The investment objective of the Partnership is to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the Debentures ) of small and medium size public companies ( Portfolio Companies ). The Partnership's stated goal is to achieve a 10% annual current return to the holders of limited partnership interests (the Interests ); provided, however, that such current return will be increased or decreased from time to time, dependent upon the actual operating results of the Partnership.

     Renaissance Capital Group, Inc. ( Renaissance Group ), a Texas corporation, serves as the managing general partner (the Managing General Partner ) and as investment adviser to the Partnership. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act ) and the Texas Securities Act. However, these activities are subject to the supervision of two Independent General Partners of the Partnership who provide guidance with respect to the operations of the Partnership (the Independent General Partners ) (see Item 10. Directors and Executive Officers of Registrant ).

     Generally, investments will be made in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the Exchange Act ), or that have made arrangements, satisfactory to the Partnership, for commencement of such registration in conjunction with the financing. The terms of the documents evidencing the Partnership's investment ( Portfolio Investments ) in Portfolio Companies generally provide that the Partnership will have the right to convert its Debentures into or otherwise acquire common stock in exchange for its Debentures. Each financing has been, and it is generally contemplated will continue to be, a direct placement with the Portfolio Company.

     Accordingly, while such common stock of the Portfolio Company may be publicly traded, the common stock to be acquired by the Partnership is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the
 Securities Act ), or after registration pursuant to the Securities Act.

     On January 6, 1992 the minimum offering requirements had been met and the first closing of the sale of Units occurred in the amount of $2,808,000. Following the initial closing, the Partnership commenced carrying forward its plan of business operations. The Partnership directs its investment efforts to small and medium sized Portfolio Companies.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Partnership has no concentrated industry segments. The Partnership does not contemplate specializing in any particular industry but instead has diversified its investments to a variety of industries.

NARRATIVE DESCRIPTION OF THE BUSINESS

    The Partnership, as a Business Development Company under the 1940 Act, is engaged primarily in investments in convertible debentures of small and medium sized public companies.

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in eligible portfolio investments, such being generally defined, as direct placements to qualifying companies and temporary investments in cash items pending other investments. However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in Other Investments that is, investments that do not qualify as eligible portfolio investments, such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible debenture securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Partnership s funds were invested in Temporary Investments consisting primarily of money market funds.

     At December 31, 1995 the Partnership s investment assets were classified by amount as follows:

     Classification                                   Percentage
                                         Cost       of Investments
                                         -----      --------------
Eligible Portfolio Companies          $28,968,505        100 %

Other Portfolio Companies                none              0 %


INVESTMENT OBJECTIVES

     The investment objective of the Partnership is to provide its Limited Partners with both current income and long-term capital appreciation.

     The Partnership seeks to provide current cash returns to investors through a priority distribution on each Limited Partner's Capital Contribution of current investment interest income (as defined in the Partnership's Restated Agreement of Limited Partnership) (the Partnership Agreement ) while providing opportunities for capital gains appreciation through appreciation in values of convertible debenture securities.

     The Partnership Agreement provides for a quarterly distribution to the Limited Partners, to be made within 30 days of the end of each quarter. Distributions will be made in such amounts as shall at the determination of the Managing General Partner, reflect the current earnings of the Partnership. Distributions may be made from capital. Distributions are not required if, after the proposed distribution, the assets would not be sufficient to pay the debts and obligations of the Partnership.

     As a result of decreasing cash resources in 1995, the distributions to the Limited Partners were discontinued. As the Partnership s investments are liquidated, or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

     Optionally, in addition to the quarterly distributions, the Managing General Partner may make distributions of realized gains or of securities that have appreciated in value.

GENERAL INVESTMENT POLICIES

      As a general matter, the Partnership has considered, and it is contemplated will continue to consider, the following factors in deciding whether to make or to continue holding any investment :
     (i) Publicly-held Company - each Portfolio Company should be a company whose common stock is registered for public trading under the Exchange Act or that has made arrangements, satisfactory to the Partnership, for such registration so that such company meets this criteria at the time the Partnership acquires common stock upon conversion of the Debentures;
     (ii) Earnings History - the Partnership prefers the existence of a history of profitable operations or, alternatively, a reasonable expectation that with the contemplated use of the proceeds, the Portfolio Company's future operations will be conducted at a level of profitability and cash flow to satisfactorily service the Partnership's Debentures. Generally, debt repayment under the Debentures will be geared to the anticipated earnings ability of the Portfolio Company as contrasted to a proposed refinancing or sale of assets. Notwithstanding the foregoing, because of the diversity of investments to be considered, the Managing General Partner has not established fixed financial ratios (such as an earnings coverage, debt to worth, or current assets to current liabilities ratios) as investment criteria;

(iii) Management - the Partnership will seek companies with competent senior managers and ideally, a vested interest in the equity growth of the company;
(iv) Nature of the business and industry - the Partnership will seek companies that have a recognized market for their products or services in a stable or growing industry;
(v) Management Involvement - the Partnership will seek companies that are willing to permit the Partnership to take a substantial equity position in the company and have representation on its board of directors. Generally, each Portfolio Company will be required to accept either a Partnership nominee or an advisory director to its Board of Directors;
(vi) Lack of Investment Concentration - Portfolio Investments must generally be varied as to both company and industry. As a general principle, approximately ten percent (10%) (a range of 8% to 12%) of the Portfolio Investments will be invested in any one Portfolio Company. However, a larger percentage of the initial capital may be invested in any one company so long as the General Partners have reason to believe that sufficient funds will be available to subsequently obtain a spreading of investment funds.

    The Partnership's nominees to the boards of directors of Portfolio Companies will generally be selected from among the officers of the Managing General Partner. When, in the discretion of the Managing General Partner, a suitable nominee is not available from among its officers, the Managing General Partner will select, as alternate nominees, outside consultants who have had prior experience as an independent outside director of a public company.


REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940


     The 1940 Act was enacted to regulate investment companies. In 1980, the 1940 Act was amended by the adoption of the Small Business Investment Incentive Act. The purpose of the amendment was to remove regulatory burdens on professionally managed investment companies engaged in providing capital to smaller companies. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.


BUSINESS DEVELOPMENT COMPANY


     A BDC basically:
     (1) is a closed-end management company making 70% of its investments only in certain companies (identified as Eligible Portfolio Companies ), and in cash items pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as Eligible Portfolio Companies. These qualifications are:
             (A) it must be organized under the laws of a state or states,

             (B) it may not be an investment company (except for a wholly owned Small Business Investment Company), and
             (C) it must generally fall into one of three following
                 categories:

                (1) companies that do not have a class of securities registered on a national securities exchange or are listed on the Federal Reserve OTC margin list,
                (2) companies that are actively controlled by the BDC either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or

               (3)   it meets such other criteria as established by the SEC.
     (2) must be prepared to provide  Significant Managerial Assistance  to such Portfolio Companies. Significant Managerial Assistance means, as to the Partnership:
          (A) any arrangement whereby the Partnership, through its officers,

              employees, or General Partners, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or

          (B) the exercise of a controlling influence over the Portfolio
              Company.


     Therefore, the General Partners believe that Eligible Portfolio Companies are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered.


     Further, the regulations generally provide that the securities must be obtained in direct transactions with the Portfolio Company and as such are generally restricted from transferability in the public markets.


     Further, while the 1940 Act allows a BDC to control a Portfolio Company, it will not be the general policy of the Partnership to acquire a controlling position in its Portfolio Companies. The Partnership will only provide managerial assistance, and will seek to limit its control position by requiring only that a designee of the Partnership be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these will be the Partnership's general policies, the application of these policies will of necessity vary with each investment situation.


1940 ACT REQUIREMENTS


     The BDC election exempts the Partnership from some provisions of the 1940 Act. However, except for those specific provisions, the Partnership will continue to be subject to all provisions of the 1940 Act not exempted, including the following:
     (1) restrictions on the Partnership from changing the nature of business so as to cease to be, or to withdraw its election as, a BDC without the majority vote of the Interests;
     (2) restrictions against certain transactions between the Partnership and affiliated persons;

     (3) restrictions on issuance of senior securities, such not being
prohibited by the 1940 Act but being restricted as a        percentage of
capital;
     (4) compliance with accounting rules and conditions as established by the SEC, including annual audits by independent accountants;
     (5) compliance with fiduciary obligations imposed under the 1940 Act;

     (6) requirement that the Limited Partners ratify the selection of the Partnership's independent public accountants and the approval of the investment advisory or similar contracts and amendments thereto; and

     (7) restrictions on purchases of Units by the Partnership.

NON-QUALIFYING BDC INVESTMENTS


     Further, under the 1940 Act, the Partnership may only acquire qualifying and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of any proposed acquisition, not less than 70% of the value of the Partnership assets consists of qualifying assets. Qualifying assets include, inter alia, Eligible Portfolio Companies;
 follow-on financing to Portfolio Companies in which the BDC is a principal security holder; cash items; U.S. governmental securities; and high-quality, short-term debt securities.


INVESTMENT ADVISERS ACT OF 1940 AND INVESTMENT ADVISERS AGREEMENT


     The Managing General Partner is the investment adviser to the Partnership pursuant to the Investment Advisory Agreement, as amended on March 7, 1994 and ratified by a majority of the holders of Units on April 22, 1994, (the Investment Advisory Agreement ) and is registered as an investment adviser under the Advisers Act, subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices. While the Advisers Act generally restricts performance compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.


     The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's assets, provided, however that to the extent any portion of such fee is based on an increase in Net Asset Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized, In addition, the Managing General Partner is entitled to receive an incentive fee ( Incentive Fee ) in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions and is entitled to receive a quarterly fee thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. For the years ended December 31, 1995, 1994 and 1993 the Managing General Partner elected to calculate the quarterly fees based on the lesser of contributed capital or Net Assets. Had the Managing Partner elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $219,000 greater than the cumulative fee charged.


     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having been approved by the majority of the outstanding Interests, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of either the Independent General Partners or of the Interests; may be terminated without penalty on not more than 60 days' notice by a vote of a majority of the Interests; and shall terminate automatically in the event of assignment. The Managing General Partner has agreed that the Partnership Agreement and the Investment Advisory Agreement shall constitute the Partnership's advisory agreements and shall at all times be construed so as to comply with the Advisers Act and the 1940 Act.


     The Restated Partnership Agreement was approved by the Limited Partners upon becoming parties to the Restated Partnership Agreement by execution of the Partnership Agreement. The Investment Advisory Agreement, which incorporates the material investment advisory terms of the Partnership, was approved by the General Partners of the Partnership and ratified by the Limited Partners at the annual meeting of the Limited Partners held April 30, 1993.


PARTNERSHIP TERM


     The Partnership Agreement provides for a term of eight (8) years from the final closing of the initial offering which was March 31, 1993 subject however to the right of the Managing General Partner with the concurrence of at least one Independent General Partner to extend the term for up to two (2) additional one-year periods.


PARTNERSHIP INVESTMENTS


     As of December 31, 1995 the Partnership has made nine (9) investments in Portfolio Companies.


AMERISHOP, INC.


     On July 10, 1992 the Partnership invested $750,000 in a 12.5% convertible debenture issued by AmeriShop, Inc. ( AmeriShop ) of Grand Rapids, Michigan as the first disbursement under a $1,500,000 loan agreement pursuant to which the Partnership had the option to invest an additional
$750,000 subject to certain conditions.   During 1993, the Partnership
advanced additional money in the form of convertible debentures and as of December 31, 1995, holds $2,000,000 in convertible debentures from AmeriShop. On January 21, 1994, the Partnership advanced AmeriShop $250,000, which note was subsequently rolled into a note in the face amount of $410,000. On March 21, 1994, June 7, 1994, and August 17, 1994 the Partnership provided 12.5% short term promissory note financing in the amount of $225,000, $300,000 and $300,000 respectively. These advances, along with $193,448 in unpaid past due interest, were rolled over into a single 12.5% short term promissory note in the amount of $1,428,448 due on or before July 1, 1995.


     During 1995, the Partnership made additional investments of $125,000 and $75,000 in the form of 10% notes due March 31, 1996, bring the aggregate promissory note balance to $1,628,448.

     As of December 31, 1995 AmeriShop had an outstanding interest balance of $585,242, all of which was fully reserved. The Company is not in compliance with loan covenants, nor is it in compliance with principal and interest payment requirements. The partnership has waived default by the Company until July 1, 1996. The Company has apparently emerged from the developmental stage and it is anticipated the Partnership will restructure much of its debt as an equity investment in 1996.


     AmeriShop provides incentive merchandising and membership buying programs.


     Interest is payable monthly. The debentures are non-callable for three years, provide for monthly principal installments commencing on July 1, 1995 which installments will amortize approximately one/half of the principal with the balance due at maturity on July 1, 1999. At the option of the Partnership, the debentures are convertible at any time into AmeriShop common
stock at $0.56 per share.   The Partnership has the right to demand stock
registration and certain piggyback stock registration rights, and after April 10, 1995, at least one such registration at AmeriShop s expense.


     James Kenney, formerly an officer of the Managing General Partner was elected to the board of directors of AmeriShop as a Partnership Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee on AmeriShop s board of directors.


BIODYNAMICS INTERNATIONAL, INC.


     On March 29, 1993 the Partnership invested $2,500,000 in a 11% convertible debenture issued by Biodynamics International, Inc.
( Biodynamics ). On November 11, 1994 The Partnership invested an additional $1,250,000 and exchanged the convertible debenture holdings along with accrued interest of $115,274 for 351,388 shares of the Biodynamic s 9% Series
 B Convertible Preferred Stock. Effective November 30, 1995 the Partnership exchanged the 351,388 shares of Series B 9% Convertible Preferred Stock along with the accumulated dividends due there in the amount of $299,552 for 32,665 shares of Series C 9% Convertible Preferred Stock, stated value $127.50 per share. This Series C Preferred Stock is convertible into the Company s common stock at a rate of $0.85 per share or into 4,899,750 shares of common stock. This transaction lowered the conversion price per share of common stock from $1.10 to $0.85.


     In addition to the above stock conversion, under a Senior B Loan Agreement, the Partnership advanced DM271,358 ($189,131) mezzanine financing in the form of a 10% convertible term note with principal and interest due December 31, 1999. The Partnership is committed to make an additional follow on investment of Series B loans of DM271,358, the amount in US dollars will be determined at the date of the investment, but is anticipated to be approximately $189,100. These loans are convertible into Series C
Preferred Stock at a stated rate of DM1.435 per US $1.00.

     Biodynamics processes, manufactures and distributes worldwide, specialty surgical products for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. Its major business is the processing of tissue using the Tutoplast process, a patented method of sterilizing and preserving skin and bone tissue for wound-care treatment. The Company is establishing a tissue processing facility in connection with the University of Florida Tissue Bank.


     Subsequent to year end, Charles Dragone resigned as Chief Executive Officer of the Company and Karl Meister was appointed President and CEO.


     The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after October 9, 1995 at least one such registration at Biodynamic s expense.


     Elroy G. Roelke, the Senior Vice President, General Counsel Director and Shareholder of the Managing General Partner, has been elected to the Board of Directors of Biodynamics, International, Inc. as the Partnership s Director Designee.


CODED COMMUNICATIONS, INC.


     On October 9, 1992 the Partnership invested $2,500,000 in a 12% convertible debenture issued by Coded Communications, Inc. ( Coded ) of Carlsbad, California as the first disbursement under a $3,500,000 loan agreement pursuant to which the Partnership had the option to invest an additional $1,000,000 subject to certain conditions. This additional investment of $1,000,000 was made on July 21, 1993 and then a further follow-on investment of $500,000 was made on September 24, 1993. Additionally, a $100 an option premium was capitalized during 1993. On October 28, 1994 the Partnership made a $750,000 Bridge Loan, secured by accounts receivable as well as by substantially all of the assets of Coded. This loan was due on January 1, 1995.


     Coded is a manufacturer of digital transmission systems for mobilefleet operations.


     Interest is payable monthly. The debenture is non-callable for three years and provides for monthly principal installments commencing on October 1, 1995 which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the Debenture is convertible at any time into Coded common stock at $1.50 per share.


     In connection with a program to down-size operations, the Partnership advanced an additional $250,000 on April 18, 1995 and extended payment of the prior bridge loans to April 17, 1996. In connection with this financing, the Partnership received warrants for 2,000,000 shares at $0.50 per share and a reduction of the conversion price of the debentures from $1.50 to $0.50 per share. No cost has been allocated to the Warrants. At December 31, 1995 the Company was in arrears in interest payments of $662,371 against which a reserve of $271,370 was recorded. The Company is not in compliance with the financial covenants of the loan agreements.


     As part of restructuring plan in March, 1995 the Company began the process of completing a non-judicial reorganization with the help of the San Diego Credit Association. Under the plan, unsecured creditors of the Company would be termed out over a multi year period and would be paid approximately $0.50 on the dollar.
     The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after October 9, 1995 at least one such registration at Company s expense.

     James Kenney, formerly an officer of the Managing General Partner was initially elected to the Board of Directors of Coded as a Partnership Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company Board of Directors.


U.S. FAX/COMPUTER AUTOMATION, INC., ACTION FAX, INC. AND PROTECH, INC.


     On February 10, 1992 the Partnership invested $1,750,000 in a 12.5% convertible debenture issued by Computer Automation, Inc. ( Computer Automation ) of Richardson, Texas. On July 20, 1992 a $1,000,000 follow on disbursement was made and the loans were restructured in a new convertible debenture. Subsequently, in September, October and November, interim loan financing aggregating $650,000 was provided for a total financing of $3,400,000 as of December 12, 1992.


        Computer Automation was seeking to develop a facsimile ( fax ) management system to provide lower cost fax management for multinational companies. Additionally, it provided a maintenance and repair business for it s installed base of process control computers.


        Prior to 1993, the Company also manufactured a line of automatic test equipment for circuit board manufactures. This product line was discontinued during the year and was sold to Protech, Inc. of San Antonio, Texas .


        During 1993, the Partnership advanced $775,000 of additional convertible debentures to Computer Automation. Subsequently, the Partnership restructured its position with Computer Automation. As a result, $3,500,000 of the debentures were converted into 4,000,000 shares of common stock with an assigned cost of $1,250,000; 40,000 shares of convertible preferred stock convertible into 4,000,000 shares of common stock with an assigned cost of $1,250,000; 3,36,123 shares of common stock of a company affiliated with Computer Automation, Protech, Inc., with an assigned cost of $850,000; a secured convertible note from Protech, Inc. with an assigned cost of $150,000, and 356,000 common stock warrants of Protech, Inc. with no cost assigned. Additionally, $250,000 of accrued interest due to the Partnership at December 31, 1992 was forgiven.

     As of December 31, 1994, shares and receivables from Computer Automation have been partially reserved and have a fair value of $584,500. In 1993, Protech, Inc. filed for liquidation pursuant to Chapter 11 of the Bankruptcy Code and as of December 31, 1994 all shares and receivables have been fully reserved.


   Effective as of January 21, 1994 Computer Automation entered into an agreement with Fax Access Xchange, Inc. ( FAX Inc. ) pursuant to which its operating subsidiaries along with certain operations of FAX, Inc. would be merged to form Action Fax International, Inc., ( Action Fax ) a new company organized to provide an array of fax services, fax management services and fax switching systems. Subsequently, the Board of Directors of Computer
Automation approved the dissolution of the Company.   In connection with this
re-organization, the Partnership received approximately 675,000 Action Fax shares now in payment of the principal and interest of the short term notes.


   In 1995, prior to the exchange with U.S. Fax, the Partnership advanced under four separate term notes an additional $350,000 to ActionFax. In May, 1995, as part of a recapitalization of the ActionFax investment, the Partnership exchanged all of its ActionFax Notes and its 675,000 shares of ActionFax International for 3,547,972 shares in U.S. Fax, Inc with a cost of $1,625,000. U.S. Fax is a non-reporting public company which anticipates raising additional capital to execute its business plan.


   On October 6, 1995 the Partnership advanced U.S. Fax $100,000 under a secured loan agreement providing for interest at 12% per annum payable in monthly installments beginning November 1, 1995. As of December 31, 1995 interest was accrued and unpaid in the amount of $2,921.


     The Partnership does not have a Director Designee on the Board of U.S.
Fax.


CONSOLIDATED HEALTH CARE ASSOCIATES, INC.


     On December 29, 1992 the Partnership invested $2,500,000 in a 11% convertible debenture issued by Consolidated Health Care Associates,
Inc.( CHCA ) of Franklin, Massachusetts.   Further, on December 30, 1993, the
Partnership provided an additional $500,000 in convertible debentures and $500,000 in a 11% promissory note.


    CHCA operates physical therapy rehabilitation centers.


    On June 30, 1994 as part of an overall restructuring of the investment, the Partnership converted its $3,000,000 in convertible debentures, $500,000 term note, and accrued interest of approximately $195,984 for 5,000,000 shares of common stock and 1,195,984 shares of Series A Preferred Stock convertible into 1,594,232 shares of CHCA common stock ($0.75 per share).
The Series A Preferred stock pays a 6% dividend payable quarterly, has a mandatory conversion feature in the event that CHCH raises at least $1,500,000 in cash equity at a price greater to or equal to $0.75 per share and the conversion price is subject to certain anti-dilution rights. As part of this overall restructuring, the CHCA entered into an agreement to repurchase or to arrange for the placement of a substantial block of stock as part of a contract settlement with the CHCA former chairman and CEO. The Partnership loaned the CHCA $100,000 and agreed to disburse an additional $400,000, such financing in the aggregate amount of $500,000 to be consolidated into the issuance of the Series B Convertible Preferred Stock with a conversion price of $0.33 per share. This final disbursement was made on October 24, 1994 at which time the Partnership received 500,000 share of Series B Preferred Stock. The Series B Preferred stock has a 6% coupon payable quarterly, has a mandatory conversion feature in the event that CHCH raises at least $1,500,000 in cash equity at a price greater to or equal to $0.75 per share and the conversion price is subject to certain anti-dilution rights. The Partnership did not receive dividend payments from CHCA during the year ended December 31, 1994 or 1995.


     During 1995 the Company raised additional capital from another investor which triggered the anti-dilution protection found in the Convertible Preferred Stock. The Partnership chose to partially waive those rights for the transaction and in consideration received a reduction in the conversion price of the Series A Preferred Stock from $0.75 to $0.57 per share and with respect to the Series B Preferred Stock a reduction from $0.33 to $0.25 per share.


        James Kenney, formerly an officer of the Managing General Partner, was elected to the Board of Directors of CHCA as the Partnership s Director. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company Board of Directors.


INDUSTRIAL HOLDINGS, INC.


     On October 8, 1992 the Partnership invested $2,500,000 in a 12% convertible debenture issued by Industrial Holdings, Inc. ( IHI ) of Houston, Texas.


     IHI is engaged in the manufacture and distribution of industrial supplies.


     Interest is payable monthly. The debenture is non-callable for three years and provides for monthly principal installments commencing on October 1, 1995 which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the Debenture is convertible at any time into IHI common
stock at $3.26 per share.   The Partnership has the right to demand stock
registration and certain piggyback stock registration rights, and after October 8, 1995, at least one such registration at the Company s expense.


     On February 14, 1996 the Partnership entered into an agreement with the Company whereby the Company would make a principal payment of $600,000 on its debentures no later than March 31, 1996. In addition, the Partnership agreed not to convert any additional debentures to common stock for the balance of 1996. As consideration for waiving the pre-payment penalty, the Partnership received warrants for 50,000 shares of the Company s common stock at $4.00 per share.

     James Kenney, formerly an officer of the Managing General Partner was elected to the Board of Directors of IHI as the Partnership s Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company Board of Directors.


PRISM GROUP, INC.


     On November 11, 1992 the Partnership invested $2,500,000 in a 12% convertible debenture issued by Prism Group, Inc. ( Prism ) of Woodinville, WA. On June 1, 1994, the Partnership invested $1,000,000 in a 12% convertible debenture.


     Prism is engaged in the computer disk duplication business.


     Interest is payable monthly. The debentures are non-callable for three years and provide for monthly principal installments commencing on January 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on January 1, 2000. At the option of the Partnership, the $2,500,000 12% convertible debenture is convertible at any time into Prism common stock at $3.00 per share. The $1,000,000 12% convertible debenture is convertible at $1.50 per share. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after November 30, 1995 at least one such registration at the Company s expense.


     During 1995, the Company restructured its secured lending base. As part of this restructuring, on June 30, 1995 the Partnership converted its Convertible Debenture position into 2,500,000 shares of common stock with a cost basis of $0.50 per share, 12,500 shares of Series A Convertible Preferred Stock , par value of $100, with a conversion rate of $0.50 and a new secured Convertible Debenture in the face amount of $1,288,516, that yields 12% and is also convertible into common stock at $0.50 per share.
Both the debentures and preferred stock have anti-dilution provisions. In addition to using the face of its existing convertible debentures, the Partnership capitalized $288,516 of accrued but unpaid interest into the new debenture. Accrued and unpaid interest on the new debenture at December 31, 1995 was $13,132.


     James Kenney, formerly an officer of the Managing General Partner was elected to the Board of Directors of Prism as the Partnership s Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company Board of Directors.

SCIENTIFIC SOFTWARE/INTERCOMP, INC.

     On October 30, 1992 the Partnership invested $2,500,000 in a 11% convertible debenture. Series #A, issued by Scientific Software/Intercomp,
Inc.( SSI ) of Denver, Colorado   Further, on September 30, 1993 the
Partnership provided an additional $1,000,000 in a 11% convertible debentures, designated as Series #B.

     On June 27, 1994, the Partnership converted $1,750,000 of its $2,500,000 in a 11% convertible debenture Series #A at a conversion price of $2.67.
This conversion netted the Partnership 653,846 shares of common stock, which the Partnership simultaneously sold as part of a larger secondary offering completed by SSI at $4.50 per share net to the Partnership. As part of this transaction, the conversion price of the remaining $1,750,000 in convertible debentures was changed to $2.39. Interest shall continue to accrue on the remaining debentures.

     SSI provides data processing software for the petroleum industry.

     Interest is payable monthly. The remaining principal on the Series #A debentures is non-callable for three years and provides for monthly principal installments commencing on October 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the debenture is
convertible at any time into SSI common stock at $2.39 per share.   The
Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after October 30, 1995 at least one such registration at the SSI s expense. Except for the maturity date of October 1, 2000 the Series #B debentures are on terms equal to the initial debentures.
     At December 31, 1995, the Partnership was owed $65,235 of accrued interest.
     Russell Cleveland, the President and director of the Managing General Partner, has been designated as the Partnership s Director Designee and serves as an Advisory Director of the Company.

APPOINT TECHNOLOGIES, INC.  (formerly Standard Logic, Inc.)

     On September 4, 1992 the Partnership invested $1,250,000 in a 12% convertible debenture issued by Appoint Technologies, Inc. (formerly Standard Logic, Inc. and herein referred to as ATI ) of Anaheim, California as the first disbursement under a $3,000,000 loan agreement pursuant to which the Partnership had a standby commitment to invest an additional $750,000 subject to certain conditions and a follow-on option to invest a further $1,000,000. Subsequently, on December 6, 1992, January 21, 1993 and February 11, 1993 disbursements respectively of $250,000, $500,000 and $550,000 respectively, were made as portions of the follow-on option.

     ATI is engaged in the manufacturing of wire wrap assemblies and related material on a custom basis. In addition, it entered into an agreement to acquire Appoint, Inc. of Paso Robles, California on a stock acquisition basis. Appoint, Inc. is a manufacturer of computer data entry devices. This acquisition was completed on April 15, 1993 and a disbursement of $450,000 was made as the final portion of the initial commitment.

     Subsequently, on June 1, June 30, June 30, August 10, and September 27, 1993 further debenture investments of $1,100,000, $150,000, $250,000,
$150,000 and $350,000, respectively were made under the convertible debenture Loan Agreement as amended.

     At December 31, 1993 ATI was in default on payment of accrued interest and was not in compliance with certain loan covenants. By agreement with the Company, the Partnership foreclosed on certain collateral relating to its Appoint subsidiary and sold such collateral to the management of the subsidiary in consideration of 2,000,000 shares of ATI stock and 4,558,875 shares of preferred stock which in convertible into common stock at $0.20 per share. This resulted in $3,625 reduction of the principal obligation due to the Partnership from ATI.

     On August 10, 1994 a term loan of $150,000 was made secured by a lien on certain receivables. Subsequently, the Company determined to seek a reorganization pursuant to Chapter 11 of the Bankruptcy Code.

     On September 30, 1995 the Partnership realized a loss on its investment in Appoint Technologies, Inc. and it related investment in ATI. Both of these investments were fully reserved in 1994. The Partnership has received $169,769 of Appoint foreclosed assets. As of December 31, 1995 the Partnership had recovered cash to reduce this balance to $130,791.

     James Kenney, formerly an officer of the Managing General Partner was initially elected to the Board of Directors of ATI as a Partnership Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company Board of Directors.

TRICOM CORP.

     On November 11, 1992 the Partnership invested $1,000,000 in a 12% convertible debenture issued by Tricom Corp. ( Tricom ) of Santa Monica, California. as the first disbursement under a $2,000,000 loan agreement pursuant to which the Partnership has the follow-on option to invest a further $1,000,000. An initial follow on disbursement of $500,000 was made on March 26, 1993. Subsequently, on June 27, 1994 and December 30, 1994 further disbursements of $200,000 and $50,000, respectively were completed.

     Tricom is engaged in LAN construction, telephone line construction auditing, and the provision of coin box services for the pay telephone industry.

     Interest is payable monthly. The debentures are non-callable for three years and provide for monthly principal installments commencing on November 1, 1995 which installments will amortize approximately one/half of the principal with the balance due at maturity on November 1, 1999. At the option of the Partnership, the debenture is convertible at any time into
Tricom common stock at $0.50 per share.   The Partnership has the right to
demand stock registration and certain piggyback stock registration rights, and after November 11, 1995, at least one such registration at the Company s expense.

     During 1995, additional funds were advanced in the amounts of $54,000, $30,000 and $150,000. In connection with the loan of $150,000 in December, 1995, the Partnership received 100,002 warrants to purchase the Company s common stock at $1.50 per share and will be reduced to $1.00 per share should the Company not complete an IPO by November 15, 1996.

     At December 31, 1995, the Company was in arrears on interest $403,264 against which a reserve of $244,056 was recorded. In addition, the Company was not in compliance with the financial covenants of the loan agreements.

     The Partnership has agreed to waive all interest on the Debentures from January 1, 1995, to December 31, 1996, subject to completion of a successful public offering of the Company s common stock by November 15, 1996.

     James Kenney, formerly an officer of the Managing General Partner was initially elected to the Board of Directors of ATI as a Partnership Director Designee. Elroy G. Roelke, the Vice President, General Counsel and a Director of the Managing General Partner was also elected to the Board of Directors of Tricom as a Partnership Director Designee. Subsequently, Mr. Roelke resigned from the Tricom Board of Directors. Further, while Mr. Kenney now serves as a consultant to the Partnership from time to time, the

Partnership does not now have a Director Designee to the Company Board of Directors.

COMPETITION FOR INVESTMENTS

     The Partnership has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers and private investors. Many of these sources have substantially greater financial resources than is contemplated will be available to the Partnership.

     Therefore, the Partnership will have to compete for investment opportunities based on its ability to respond to the needs of the prospective borrower and its willingness to provide management assistance.

     In some instances, the Partnership s requirements as to provision of management assistance will cause it to be non-competitive.

PERSONNEL

     The Partnership has no direct employees but instead has contracted with the Managing General Partner pursuant to the Partnership Agreement and the Investment Advisory Agreement to provide all management and operation activities. The Managing General Partner currently employs nine persons who are engaged in performing the duties and functions required by the Partnership. At the present time, a substantial portion of the Managing General Partner's staff time is devoted to activities of the Partnership. However, because of the diversity of skills required, the Partnership cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Partnership.

     Renaissance Group currently serves as general partner and investment advisor to Renaissance Capital Partners, Ltd. ( Renaissance I ) and as the investment adviser to Renaissance Capital Growth & Income Fund III, Inc.
( Renaissance III ). Renaissance I is a BDC with investment objectives similar to those of the Partnership. Renaissance III is also a BDC but operates as a Registered Investment Company and also has investment objectives similar to those of the Partnership. Renaissance III completed an offering in 1994 that raised approximately $39,352,000 available for investments. As of December 31, 1995 Renaissance III has completed five investments and is actively seeking additional investment opportunities. In addition, Renaissance Group is the parent of RenCap Securities, Inc., a registered Broker/Dealer. Renaissance Group and its subsidiary may, from time to time provide, investment advisory services, management consulting services and investment banking services to other clients.

     No accurate data or estimate is available as to the percentage of time, individually or as a group, that will be devoted to the affairs of the Partnership. Initially, and while the Partnership funds are in the process of being invested, a majority of the staff time of the Managing General Partner is employed in functions and activities of the Partnership. Thereafter, the officers and employees have and will devote such time as is required, in their sole discretion, for the conduct of business, including the provision of management services to Portfolio Companies.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Partnership does not contemplate making a substantial portion of its investments in foreign operations.

ITEM 2.  PROPERTIES

     The Partnership's business activities are conducted from the offices of the Managing General Partner, which offices are currently leased until December 31, 1997 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings currently pending with regard to the Partnership.

ITEM 4 .SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES

TRADING

     There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.

NUMBER OF HOLDERS

     As of December 31, 1995 there were approximately 1,800 beneficial holders of Limited Partners Interest; one holder of a Managing General Partner Interest; and two holders of Independent General Partners Interest.

DIVIDEND POLICY

     The Partnership Agreement provided for an initial distribution to be made to the Limited Partners within 30 days after the end of the first quarter following closing of the offering, and thereafter, within 30 days of the end of each subsequent quarter, with the amount of the distributions to be determined at the discretion of the General Partners. It is generally the intention of the General Partners to distribute investment income net of expenses on a quarterly basis. Further, distributions of capital gains will be made as realized.

     As the result of decreasing cash resources in 1995, the distributions to the limited partners were discontinued. As the Partnership s investments are liquidated, or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

ITEM 6.  SELECTED FINANCIAL DATA

     For the years ended December 31, 1995, 1994, 1993, 1992 and 1991 and the period from January 14, 1991 (inception) through December 31, 1991:

                                  1995        1994        1993       1992       1991
                                  ----        ----        ----       ----       ----
Gross income  (loss)
 (including realized losses)  $(3,349,764)  $4,721,515  $3,200,659 $2,028,177  $  -

Net unrealized appreciation
 (depreciation)
   on investments               1,443,065  (12,650,369) 10,132,217    705,102     -

Net income (loss)              (2,825,200) (13,814,448) 12,309,013  2,353,425 (6,300)

Income (loss) per limited
 partnership unit                     (64)         (314)       313        152     (6)

Total assets                   29,892,591   33,772,316  50,911,023  24,518,720 3,700
Distributions to partners         600,000    3,100,000   2,506,708   1,200,000    -
Distributions per limited
 partnership unit                      14           71          64          78    -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The purpose of the Partnership is to provide growth capital to small and medium size public companies whose ability to service debt is sufficient to provide a quarterly return to the Limited Partners and whose growth potential is sufficient to provide opportunity for above average capital appreciation.


SOURCES OF OPERATING INCOME

     Generally, the major source of operating income for the Partnership is investment income, either in the form of interest on debentures or dividends on stock. However, the majority of income is derived from interest and capital gains. The Partnership will generally structure investments to obtain an interest return competitive with current long-term financing rates available from other sources.

     Further, the Partnership may, in some cases, receive placement fees, draw-down fees and similar types of income. It might also receive management fee income, although it doe not generally require such for services on the board of a Portfolio Company.

     Generally, management fees received by the Managing General Partner (or its personnel) for services to a Portfolio Company will be paid to the account of the Partnership. The exception to this rule would apply to payments to the Managing General Partner or affiliate or designee thereof for unusual services performed for the Portfolio Company, which are unrelated to and not required by the Portfolio Investment in such Portfolio Company and that are beyond the Partnership's contemplated management assistance to Portfolio Companies (i.e., beyond providing for director designees and limited consultation services in connection therewith). These payments would be made to the Managing General Partner or such other person only with the approval of the Independent General Partners based, in part, on the determination that payments for such services are no greater than fees for comparable services charged by unaffiliated third parties, and subject to limitations and requirements imposed by the 1940 Act.

     While it will be the general principle that the Managing General Partner and its officers and directors occupy a fiduciary relationship to the Partnership and shall not receive outside compensation or advantage in conflict with that relationship, neither the Managing General Partner nor its officers and directors are prohibited from receiving other income from non-conflicting sources.

     The Managing General Partner has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group, formed Renaissance I, a limited partnership, and raised net capital contributions of approximately $12,100,000 in a private placement offering for the purpose of making primarily convertible debenture investments in small and medium size public companies. Renaissance I is currently fully invested. The Managing General Partner has also formed Renaissance III. Renaissance III is also a BDC with investment objectives similar to those of the Partnership. In the event that further investments are considered by Renaissance I or Renaissance III, or any other affiliated fund, the determination of whether a conflict of interest does, or does not, exist between any party and the Partnership, and the methods of the resolution of any such conflict, shall vest in the discretion of the General Partners, subject to the requirements and restrictions of the 1940 Act.

REGULAR QUARTERLY PAYMENTS TO PARTNERS -- PRIORITY DISTRIBUTIONS

QUARTERLY PAYMENTS TO LIMITED PARTNERS

     It is intended that cash payments from operations be made to all Limited Partners each quarter to provide them a cash return. Generally, this cash distribution will be made from profits and investment income. However, in the event that net profits are not adequate from time to time, the quarterly distributions may be made from capital, so long as capital is sufficient to assure repayment of all obligations of the Partnership and such capital distributions are permitted by applicable partnership law and the 1940 Act.

     Such distributions are currently permitted under the Revised Texas Limited Partnership Act and under the 1940 Act, provided, that under the Revised Texas Limited Partnership Act, distributions cannot be made if Partnership assets are not sufficient to pay Partnership obligations and Limited Partners may be liable for the repayment of distributions, if any received in contravention of this restriction.

     Further, quarterly distributions may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The intention will be to provide each Limited Partner a current return compatible with then present economic conditions.

     As the result of decreasing cash resources in 1995, the distributions to the Limited Partners were discontinued. As the Partnership s investments are liquidated, or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

     The accounting records will be maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter.

     To the extent that officers of the Managing General Partner are holders of Partnership interests they will be the recipient of such distributions.

OPTIONAL DISTRIBUTIONS OF OPERATING PROFITS AND CAPITAL GAINS

     In addition to the regular quarterly distributions, it is intended that, as the Partnership achieves operating profits and net capital gains or realizes increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains will be available for distribution to the Partners in cash or assets.

     So long as the Limited Partners have received distributions sufficient to provide them a cumulative simple annual return of at least ten percent (10%) on their Capital Contributions in the Units (the 10% Performance
Base ), the Managing General Partner also will become eligible for capital gains performance distributions. The Managing General Partner's performance distribution on net capital gains ( Performance Distributions ) will be twenty percent (20%), once the Partnership's distributions to the Limited Partners exceed the 10% Performance Base.

     No Performance Distributions shall be paid to the Managing General Partner unless the Partnership has increased in value and such increase in value has been realized and is paid out to the Limited Partners or is distributed to the Limited Partners.

     Further, no Performance Distributions shall be paid to the Managing General Partner unless adequate provision has been made for any unrealized depreciation with respect to the Portfolio Investments and adequate reserves are established for payment of all obligations of the Partnership. Moreover, no Performance Distributions shall be paid to the Managing General Partner to the extent that, making such distributions would result in the Managing General Partner's receiving cumulative Performance Distributions in excess of twenty percent (20%) of the cumulative net capital gains realized by the Partnership (net of realized capital losses and unrealized net capital depreciation) in accordance with the 1940 Act.

     The Performance Distributions cannot be adjusted without the consent of all of the Limited Partners, except if required by order of a regulatory agency.

LIQUIDITY AND CAPITAL RESOURCES

     Through 1992 the Partnership raised gross initial capital of approximately $24,876,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately $22,596,000.

     In 1993 the Partnership raised additional gross capital of approximately $17,998,000 for an aggregate of $42,874,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately
$39,075,000.

     Pending selection of investments in Portfolio Investments, the Partnership's available capital was invested in U.S. government obligations. During the year 1992 the Partnership invested in nine Portfolio Investments with cost aggregating $19,400,000. Cash Distributions to Limited Partners amounted to $697,016 in 1992 while cash provided by operating activities in 1992 amounted to $1,758,515.

     During the year 1993 the Partnership invested in two additional Portfolio Investments and made follow-on investments to existing Portfolio Companies with cost aggregating $12,055,100. Cash Distributions to Limited Partners amounted to $2,309,692 in 1993 while cash provided by operating activities in 1993 amounted to $1,743,370.

     During the year 1994 the Partnership made no additional Portfolio Investments but made follow-on investments to existing Portfolio Companies with cost aggregating $5,978,281. Cash Distributions to Limited Partners amounted to $3,500,000 in 1994, while cash provided by operating activities in 1993 amounted to $1,023,535.

     During the year 1995 the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $1,073,132. Cash Distributions to Limited Partners amounted to $899,862 in 1995, while operations for the year resulted in a cash deficit of $465,256.

     Without the liquidation of Partnership investments, it may become necessary for the Managing General Partner to make cash advances to meet future partnership obligations.

     The Partnership's other sources of available capital for investment will be interest income and transactional fees charged by the Partnership with respect to the Portfolio Investments, and director fees paid by Portfolio Companies to the Partnership's director designees (although it is likely that most of the Portfolio Companies will not pay director fees). Other potential sources of available capital include gains from capital transactions.

     However, as discussed above, generally the Portfolio Investments will have an initial fixed term of seven years, with payments of interest only for an initial term of three to five years. Further, Portfolio Investments will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, the Portfolio Investment will generally be considered non-liquid, and it is not contemplated that such gains will be realized in the near future.

     Additionally, when investments are converted into common stock, generally no dividends are paid. Further, when exchanged or converted into preferred stock, while usually a preferred dividend payment will be provided in the security, yet the ability of the Portfolio Company to meet such requirement is subject to availability of current earnings or earned surplus for dividend payments. As the result of decreasing cash resources in 1995, the distributions to the limited partners were discontinued. As the Partnership s investments are liquidated, or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.


     Another possible source of available capital is debt; however, the Partnership does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to Limited Partners.

RESULTS OF OPERATIONS

1994 COMPARED TO 1995

     During 1995 the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $1,073,132. As a result of these follow-on and prior investments, the Partnership s income for 1995 totaled $1,646,611 consisting of four components: interest income aggregating $1,172,775, dividends of $449,816 and fee income and other of $24,020. As a result of the conversion of debentures to equity investments, and the necessity to reserve accrued interest, interest income is declining. A continuation of dividend income will be dependent of the performance of portfolio companies and the availability of earnings to distribute to the Partnership. In addition, the estimated value of portfolio investments, as determined by the Managing General Partner, indicated an increase of $1,443,065 in fair value during 1995. The Partnership realized a loss of $4,996,375 on the charge-off of its investment in Appoint Technologies, Inc. during the year. Because of the inherent uncertainty of valuations, the Estimated Fair Value as determined by the Managing General Partner may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item
- -1- Business, - Narrative Description of the Business - Partnership Portfolio Investments and Item -13- Certain Relationships and Related Transactions - Valuation of Investments ).

     The Partnership incurred obligations in 1995 for the quarterly management fees to the Partnership s investment advisor, the Managing General Partner of $562,063 and the Independent General Partners of $65,710. In addition , the Partnership reimbursed the Managing General Partner $290,728 for expenses in accordance with the Investment Advisory Agreement.


     Distributions were declared to the Limited Partners in the amount of $600,000 in 1995, while no distributions were made to the General Partner.

1993 COMPARED TO 1994

     During 1994 the Partnership made no additional Portfolio Investments but made follow-on disbursements to existing Portfolio Companies of the aggregate cost of $5,978,281 As a result of the new and prior investments in convertible debenture loans, the Partnership s 1994 income totaled $2,340,894 consisting of four components: interest income in the aggregate amount of $2,329,300, fee income of $96,953, dividend income of $240,424 and loss on sale of short-term investments of $325,783. In addition, the estimated value of Portfolio Investments, as determined by the Managing General Partner, indicated a decrease of $12,650,369 in fair value during 1994. The Partnership had $2,293,679 in net realized losses for 1994. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1 - Business - Narrative Description of the Business -- Partnership Portfolio Investments and Item 13
- -  Certain Relationships and Related Transactions -- Valuation of
Investments ).


     The Partnership incurred obligations in 1994 for the quarterly management fees to the Partnership's investment adviser, the Managing General Partner, of $857,478 and the Independent General Partners of $65,710. In addition, the Partnership reimbursed the Managing General Partner $108,489 for expenses incurred in accordance with the Investment Advisory Agreement.

     Distributions were declared to the Limited Partners in the amount of $3,100,000. No distributions were made to the General Partners in 1994.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     For the Index to Financial Statements; see Index to Financial Statements on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.




                                                      Part III



Item 10.  Directors and Executive Officers of Registrant


GENERAL PARTNERS


     Management of the Partnership is the responsibility of the General Partners. In order to meet the requirements of the 1940 Act, the General Partners are divided into two classes:

     (1)      a Managing General Partner, and
     (2)      two or more Independent General Partners.


MANAGING GENERAL PARTNER--RENAISSANCE CAPITAL GROUP, INC


     The Managing General Partner is Renaissance Group. Russell Cleveland, the principal shareholder of Renaissance Group, has, through it and its predecessor, for the past 16 years, been engaged in the business of investment management for a series of limited partnership investment funds. These partnerships generally acquired equity positions through open-market stock purchases in small and medium sized companies after having conducted independent investment research of the prospective portfolio acquisition. Occasionally, these partnerships sought a director designee position on the board of directors of the Portfolio Companies. Generally, there was not a plan to acquire a controlling ownership or a principal management role in the Portfolio Companies.


     The principals and management of Renaissance Group are:


   Russell Cleveland, age 57, is the President, principal founder and the majority shareholder of Renaissance Group. He is a Chartered Financial

Analyst who has, for over 25 years, specialized in investing in smaller capitalization companies. Mr. Cleveland also currently serves as a director of Greiner Engineering, Inc., a consulting engineering firm, which company was a former portfolio investment of a prior Renaissance Group investment partnership. Mr. Cleveland serves as the Investment Company director designee for the following companies associated with Renaissance Group:
Biopharmaceutics, Inc., Global Environmental, Inc., International Movie Group, Inc., and UNICO, Inc.. He has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is a graduate of the Wharton School of Business.


     Vance M. Arnold, age 51, the Executive Vice President of Renaissance Capital Group is a Chartered Financial Analyst with extensive experience investing in emerging growth companies over the last 26 years. He has been associated with three bank trust investment departments in Dallas and conducted original research on emerging growth companies leading to investment recommendations for a major southwestern regional brokerage firm. He also managed a substantial emerging growth mutual fund for six years along with private accounts for two investing consulting firms. Mr. Arnold holds a B.B.A. from the University of Texas at Austin and an M.B.A. from East Texas State University.


   Elroy G. Roelke, age 65, is the Senior Vice President, General Counsel and shareholder in Renaissance Group since January, 1989. Mr. Roelke serves as the Investment Company director designee for the following companies associated with Renaissance Group: Microlytics, Inc., Tricom Corporation, Cel Communications, Inc. and Biodynamics International, Inc. He is the principal shareholder and Chairman of the Knollwood Mercantile Company, a family owned retail convenience store and liquor store business. Mr. Roelke is a graduate of Valparaiso University with degrees in business and law and is admitted to the practice of law in the states of Texas and Minnesota.


   Barbe Butschek, age 41, is Senior Vice President and a shareholder of Renaissance Group and has been associated with Renaissance Group and its predecessor companies since 1977. She has been responsible for office management, accounting management and records management of the series of investor limited partnerships, including preparation and maintenance of investor tax and information reports. Ms. Butschek has responsibility for
investor records and information with respect to the Partnership.   Ms.
Butschek is Secretary of RenCap Securities.




DUTIES OF THE MANAGING GENERAL PARTNER


     The Managing General Partner is charged with the responsibility and authority to handle all daily activities of the Partnership, including commitments for and management of long-term Portfolio Investments, of short-term investments, and, in general, daily operations.


INDEPENDENT GENERAL PARTNERS


     Under the provisions of the 1940 Act creating BDCs, a majority of the general partners of a partnership (or directors of a corporation) that desire to qualify as a BDC must be disinterested or non-affiliated general partners (or directors in the case of a corporation). By definition, the Managing General Partner as well as any officer or director or other affiliated person of the Managing General Partner, any investment adviser, any accountant for the Partnership, and any legal adviser is considered an
 interested  party.   Therefore, the majority of the general partners must be
individuals who are not involved in the daily activities of the business.


     The Independent General Partners provide overall guidance and supervision with respect to the operations of the Partnership and perform various duties imposed on the directors of business development companies under the 1940 Act. The Independent General Partners supervise the Managing General Partner and serve as advisers, providing counseling services to the Partnership in regularly scheduled meetings and study sessions.


BACKGROUND AND EXPERIENCE OF THE INDEPENDENT GENERAL PARTNERS


   Mr. Ernest C. Hill, age 56, has a broad background in convertible securities analysis with major NYSE brokerage and institutional investors. His specialty is computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to Stanford School of Business where he received an MBA in Investment and Finance with honors. Prior experience includes service as Assistant Professor of Finance, Southern Methodist University, and Associate Director of the Southwestern Graduate School of Banking.


   Mr. Thomas W. Pauken, age 52, has experience both as a corporate executive officer and as the head of an independent federal agency. Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate Counsel of Garvon, Inc. From 1981 to 1985, Mr. Pauken served on President Reagan s transition team as a White House staff assistant. Later, he was appointed by President Reagan to the office of Director of ACTION, an independent federal agency that encourages volunteerism. He also served as a White House staff assistant and as Associate Director of the White House Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-Off Stores, Inc. He holds a BA in Political Science from Georgetown University and a JD degree from Southern Methodist University School of Law.

Item 11.  EXECUTIVE COMPENSATION

     During 1994 the following payments were made to General Partners of the Partnership.

CASH COMPENSATION

                     Name                 Capacity                   Compensation
                     ----                 --------                   -----------
            Renaissance Group         Managing General
                                      Partner and Investment Adviser
                                        Management fees                 $562,063
                                        Expense reimbursement           $290,728

            Ernest C. Hill            Independent                        $32,855
                                      General Partner

            Thomas W. Pauken          Independent                        $32,855
                                      General Partner

QUARTERLY COMPENSATION PAYMENTS TO INDEPENDENT GENERAL PARTNERS

     In return for their services to the Partnership, the Independent General Partners are paid a regular quarterly cash payment from the Partnership in the amount of $0.24 cents per Unit for the first 25,000 Units ($6,000) and $0.12 per Unit for all Units in excess of 25,000, such fees being payable at the end of the quarter. The Independent General Partners will be entitled to full reimbursement of all reasonable expenses relative to their services on behalf of the Partnership. During the year, payments of $65,710 were made to each of the Independent General Partners. There were no expenses incurred during 1994.

QUARTERLY COMPENSATION PAYMENT TO MANAGING GENERAL PARTNER

     The Managing General Partner received the following compensation payments from the Partnership:

  OPERATIONAL MANAGEMENT FEES

     The Managing General Partner will be paid a management fee of 0.5% per quarter of assets under management as compensation for its fee for operating the Partnership. In addition, the Partnership will pay any direct costs, such as fees of any legal, accounting, or other professional advisors, and any travel, phone and other allocated expenses incurred on behalf of the Partnership, or will reimburse the Managing General Partner for any such.


     The quarterly management fee cannot be increased without the affirmative vote of a majority of the Limited Partnership Interests. Further, the Managing General Partners has agreed that it will reduce its fees, if and to the extent necessary on a yearly basis, to seek to limit the total annual expense of the Partnership to an amount not greater than 2.75% of assets.

     The Partnership incurred, during the years ended December 31, 1995, 1994 and 1993; $562,063, $857,478, and $772,441, respectively, for management fees. For the years ended December 31, 1995 and 1994 and for the last three quarters of 1993, the Managing General Partner elected to calculate the quarterly fee based upon the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Net Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.



COMPENSATION PURSUANT TO PLANS

     The Partnership does not have any employee benefit plans.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

LIMITED PARTNERS UNITS

     At December 31, 1995 neither the Managing General Partner nor the Independent General Partners own any Interests. The following table sets forth information concerning the number of Limited Partnership Units (an Initial Limited Partnership Unit equals $1,000 of Interest) of the Partnership beneficially owned at December 31, 1994 by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding Units, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the

Managing General Partner as a group:
                                                        Amount
Name and Address                                   Beneficially      Percent
of Beneficial Owner                                    Owned         of Class


HEB Investment
and Retirement Plan Trust
P.O.  Box 839999
San Antonio, Texas 78212                                3,000          7.15%

Russell Cleveland

8080 North Central Expressway, Suite 210
Dallas, Texas 75206                                       125          0.23%

All directors and executive
officers of the Managing General
Partner as a group (1 person)                             125          0.23%

SECURITIES OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT BY THE MANAGING GENERAL PARTNER

     The following table sets forth information concerning the number of shares of common stock (the Common Stock ) of the Managing General Partner beneficially, owned at December 31, 1995 by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:

                                          Number of
Name and Address                           Shares     Percent of      Participation
of Beneficial Owner                         Owned        Class          Interest *
                                            -----        -----          ---------


Russell L. Cleveland
8080 North Central Expressway Suite 210
Dallas, Texas 75206                        720,000       66.66%           57.16%

Elroy G. Roelke
8080 North Central Expressway Suite 210

Dallas, Texas 75206                        180,000       16.67%           14.28%

James Kenney
8080 North Central Expressway Suite 210
Dallas, Texas 75206                              0         0.0%*          14.28%


Barbe Butschek
8080 North Central Expressway Suite 210
Dallas, Texas 75206                        180,000       16.67%           14.28%

All directors and
executive officers of the

Managing General Partner
as a group (3 persons)                   1,080,000      100.00%          100.00%


* Mr. Kenney a former officer and director of the Managing General Partner owns no stock in the Managing General Partner but has a 14.3% interest in the Managing General Partner s Performance Distribution.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Transactions, including operational responsibility, duties and compensation, are governed by the Restated Partnership Agreement and the
Investment Advisory Agreement.   See also  Item 10.  Directors and Executive
Officers of Registrant -- Managing General Partner - Renaissance Capital

Group, Inc.   While the full wording of the agreement is controlling, these agreements provide for the following:

VALUATION OF INVESTMENTS

     The Partnership Agreement and the original offering documents specify that the securities held by the Partnership are to be valued as follows:


     On a quarterly basis, the Managing General Partner will prepare a valuation of the assets of the Partnership including Temporary Investments, Eligible Portfolio Investments, and Other Portfolio Investments, subject to the approval of the Independent General Partner. Valuations of portfolio securities will be done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles are described below.

     As a general principle, the current fair value of an investment being valued by the Managing General Partner would be the amount which the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time.

     Generally, pursuant to procedures established by the Independent General Partners, the fair value of each such investment will be initially based primarily upon its original cost to the Partnership. Cost will be the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use in an appraisal valuation.


     Portfolio Investments for which market quotations are readily available and which are freely transferable will be valued as follows: (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on the last trading day prior to the date of valuation and (ii) securities traded in the over-the-counter market (pink sheets) will be valued at the average of the closing bid and asked prices for the last trading day prior to the date of valuation.

     Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day prior to the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.

     For this purpose, an investment that is convertible into a security for which market quotations are readily available or otherwise contains the right to acquire such a security will be deemed to be an Investment for which market quotations are readily available.


     Convertible preferred stock convertible into common stock for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day prior to the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions. Convertible preferred stock convertible into common stock for which no market exists will be determined on the basis of appraisal procedures established in good faith by the Independent General Partners.

     Debt securities with maturities of 60 days or less remaining will be valued under the amortized cost method. The amount to be amortized will be the value on the 61st day if the security was obtained with more than 60 days remaining to maturity. Securities with maturities of more than 60 days remaining will be valued at the most recent bid price or yield equivalent as obtained from dealers that make markets in such securities. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.

     The fair value of investments for which no market exists will be determined on the basis of appraisal procedures established in good faith by the Independent General Partners. Appraisal valuations will be based upon such factors as the Portfolio Company's earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.


     The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the private market method ). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Securities with legal, contractual or practical restrictions on transfer may be valued at a discount from their value determined by the foregoing methods to reflect such restrictions.

     The Independent General Partners will review and approve the valuation policies from time to time to determine their appropriateness. The Independent General Partners may also hire independent firms to review the Managing General Partner's methodology of valuation or to conduct a valuation, which shall be binding and conclusive.

PAYMENTS TO OFFICERS OF THE MANAGING GENERAL PARTNER


     Certain officers of the Managing General Partner will perform professional services for the Partnership and be compensated therefor. In that regard, Mr. Roelke, who serves as Vice President, Director and General Counsel for the Managing General Partner and as General Counsel of the Partnership, and Mr. Thomas Spackman, Jr., who serves as Associate General Counsel for the Managing General Partner and as Associate General Counsel of the Partnership, along with their staff, have been primarily responsible for SEC filings, and for related legal matters related to the formation and operation of the Partnership, including the preparation of investment documents and review of legal matter relating to the Partnership s investment program.

     Further, Mr. Roelke and Mr. Spackman will be primarily responsible for legal matters relative to the investment activities of the Partnership, including the preparation, negotiation and closing of investment commitments and for providing assistance in legal matters relative to the administration, collection and sale or distribution of the investments. In connection with investment closings, the Partnership will seek to obtain reimbursement of closing costs incurred, including legal costs from the Portfolio Company. Expenses incurred for legal matters that relate to the administration, collection, sale or distribution of the investments of the Partnership will be charged to the Partnership, provided that in those circumstances where appropriate, the Partnership will also seek to recover such costs from the Portfolio Company. Expenses incurred for legal matters that relate to administration of the Partnership will be charged to the Partnership.

     Included in general and administrative expenses of the Partnership was an aggregate of approximately $94,849.89 payable to the Managing General Partner as reimbursement for legal services provided to the Partnership by Elroy G. Roelke as General Counsel for the Partnership and for Thomas Spackman, Jr., as Associate General Counsel. None of this amount was billed from Partnership to Portfolio Companies for legal services. Mr. Spackman resigned in September, 1995 to go into private practice, however, he continues to perform services as an independent contractor for the Partnership. Included in general and administrative expense of the Partnership was an aggregate of approximately $138,364 in 1994 and $109,650 in 1993 paid to the Managing General Partner as reimbursement for similar legal services.

     In addition, under certain circumstances, officers of the Managing General Partner may receive compensation directly from the Portfolio Companies for the provision of services for such Portfolio Companies. All such compensation is subject to the prior approval of the Independent General Partners and to compliance with the requirements of the 1940 Act. During the year ended December 31, 1994 while in some circumstances services were provided, no officer requested compensation.


AFFILIATED INVESTMENT COMPANIES

     The Managing General Partner has formed, and plans to form other, investment partnerships to make investments in similar Portfolio Companies. Specifically, Renaissance Group formed Renaissance Capital Partners, Ltd.,
( Renaissance I ) a Texas limited partnership, and raised approximately $12,100,000 in a private offering for the purpose of making primarily convertible debenture investments in small and medium size public companies.

     During 1994 the Managing General Partner formed Renaissance Capital Growth & Income Fund III, Inc. a closed end investment company with investment objectives comparable to the Partnership s and filed a registration statement and raised approximately $39,352,000 for the purpose of making convertible securities investment n small to medium size public companies.


     The determination of whether a conflict of interest does, or does not, exist between any party and the Partnership in the future, and the methods of the resolution of any such conflict, shall vest in the discretion of the Independent General Partners, subject to the requirements and restrictions of the 1940 Act.

                                             Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8 K.


DOCUMENTS FILED AS PART OF THIS FORM 10 K


     Financial Statements: The financial statements filed as part of this report are listed in Index to Financial Statements on page F-1 hereof.

     Financial Schedules: None are presented as none are applicable

REPORTS ON FORM 8 K


     The Registrant did not file a report on Form 8 K during the fourth quarter of 1995.


EXHIBITS


3.1 Renaissance Capital Partners II, Ltd. Amended and Restated Agreement and Articles of Limited Partnership dated as of September 30, 1991. (1)

10.1     Investment Advisory Agreement as of May 30, 1990, as amended and
restated on September 30, 1991 and March 7, 1994.  (1)             (2)

(1)   Incorporated by reference from Form N-2 as filed with the Securities
and Exchange Commission on October 21, 1991                    (Registration
No. 33-38593).
(2) Incorporated by reference from the Registrant s 1995 Proxy filed with Securities and Exchange Commission April 5, 1996.

                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March ____, 1996


Renaissance Capital Partners II, Ltd.-
     (Registrant)

By: Renaissance Capital Group, Inc.
     Managing General Partner


     By: /s/ Russell Cleveland
        -------------------------
        Russell Cleveland, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated Signatures.


                                           Title                 Date
 /s/ Russell Cleveland                     -----                 ----
- ----------------------------
Russell Cleveland               Chairman, President and      March 29, 1996
                                Director of the Managing
                                General Partner of the

                                Registrant (Principal
                                Executive Officer and
                                Principal Operating Officer)
/s/ Elroy G. Roelke
- ----------------------------
Elroy G.  Roelke                Senior Vice President,       March 29, 1996

                                General Counsel and
                                Director of the Managing
                                General Partner of the
                                Registrant
/s/ Barbe Butschek
- ----------------------------

Barbe Butschek                  Senior Vice President,       March 29, 1996
                                Secretary and Treasurer
                                of the Registrant of
                                the Managing General Partner
                                of the Registrant
/s/ Ernest C. Hill

- -----------------------------
Ernest C.  Hill                 Independent General          March 29, 1996
                                Partner of the Registrant
/s/ Thomas W. Pauken
- -----------------------------
Thomas W. Pauken                Independent General          March 29, 1996

                                Partner of the Registrant

                                  INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----
Independent Auditors  Report                                           F-2


Statements of Assets, Liabilities and Partners  Equity                 F-3
December 31, 1995 and 1994

Portfolio of Investments-                                        F-4 through
F7
December 31, 1995 and 1994


Statements of Operations -                                             F-8
Years ended December 31, 1995 and 1994

Statements of Partners  Equity -                                       F-9
Years ended December 31, 1995 and 1994


Statements of Cash Flows -                                             F-10
Years ended December 31, 1995 and 1994

Notes to Financial Statements                                   F-11 through

                       INDEPENDENT AUDITORS' REPORT


The Partners
Renaissance Capital Partners II, Ltd.:


We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd., including the statements of investments, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of December 31, 1995 and 1994, by examination of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP




Dallas, Texas

February 9, 1996

                                RENAISSANCE CAPITAL PARTNERS II, LTD.

                                  Statements of Assets, Liabilities
                                         and Partners' Equity

                                      December 31, 1995 and 1994


                     Assets                                     1995          1994
                     ------                                 ---------      -----------

Cash and cash equivalents                                $    467,916        2,873,621
Investments at fair value, cost of $28,968,505 in 1995
  and $32,228,681 in 1994 (note 4)                         28,598,520       30,415,631
Interest receivable                                           695,365          483,064
Other assets                                                  130,790             --
                                                           ----------       ----------

                                                         $ 29,892,591       33,772,316
                                                           ==========       ==========
             Liabilities and Partners' Equity
             --------------------------------

Liabilities:

  Accounts payable to Managing General Partner (note 3)  $    219,489          362,487
  Distributions payable to limited partners                       138          300,000
                                                           ----------       ----------
                                                              219,627          662,487
                                                           ----------       ----------
Partners' equity (note 5):

  General partner                                             (26,009)           2,243
  Limited partners (43,434.01 and 43,449.01 units
    outstanding in 1995 and 1994, respectively)            29,698,973       33,107,586
                                                           ----------       ----------
              Total partners' equity                       29,672,964       33,109,829
                                                           ----------       ----------

Commitments and contingencies (notes 3 and 4)
                                                           ----------       ----------
                                                         $ 29,892,591       33,772,316
                                                           ==========       ==========
Limited partners' equity per limited partnership unit    $        684              762
                                                           ==========       ==========









See accompanying notes to financial statements.

                                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                                         Statement of Investments
                                        December 31, 1995 and 1994

                                                                     1995
                                            ----------------------------------------------------
         Eligible Portfolio Investments-
        Convertible Debentures and Notes     Interest        Due                        Fair
                    Receivable                 rate          date         Cost          Value

                    ----------                 ----          ----         ----          -----
    Valued at fair value as determined by
       the General Partners (note 4):
       AmeriShop, Inc.-premium incentive
        fulfillment company:1
          Convertible debenture                12.5%        7/1/99     $2,000,000     2,000,000

          Note receivable                     varies        7/1/96      1,628,448     1,128,448
       Coded Communications, Inc.-
        digital data transmission
        equipment manufacturers:1
          Convertible debenture                12          10/1/99      4,000,100     2,500,100
          Note receivable                     varies       4/17/96      1,000,000

       Industrial Holdings, Inc.-
        holding company for light
        manufacturing companies:
          Convertible debenture                12          10/1/99      2,475,000     2,943,808
       Prism Group, Inc.-duplication
        and packaging of software:1

          Convertible debenture                12          1/1/100      1,288,516     1,288,516
       Protech, Inc.-telecommunications:
          Convertible debenture                10          9/30/99         67,500        67,500
       Biodynamics International, Inc.-
        specialty surgical products:1
          Note receivable                      10         12/31/99        189,131       189,131

       U.S.Fax, Inc. - digital data
        transmission equipment
        manufacturer:
          Note receivable                      12           1/1/96        100,000       100,000
       Scientific Software/Intercomp,
        Inc.-software and pipeline

        monitoring:1
          Convertible debentures:
           Series #A                           11          10/1/99        750,000       884,937
           Series #B                           11         10/1/100      1,000,000     1,179,916
       Tricom Corp.-
        telecommunications network

        construction:1
          Convertible debenture                12          11/1/99      1,500,000     1,500,000
          Notes receivable                     12.5         varies        484,000       484,000
                                                                       ----------    ----------
                                                                       16,482,695    15,266,356
                                                                       ----------    ----------

                                                                                    (Continued)

                                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                                                                     1995
                                            ---------------------------------------------------
         Eligible Portfolio Investments-
          Common and Preferred Stock

          --------------------------
                                                                                     Fair
                                               Shares                Cost           Value
                                               ------                ----           -----
    Valued at fair value as determined by

       the General Partners (note 4):

       Prism Group, Inc.-duplication and
        packaging software:
          Common stock                        2,500,000          $ 1,250,000        709,375
          Preferred stock                        12,500            1,250,000        709,375

       Biodynamics International, Inc.-
        specialty surgical products:1
          Preferred stock                        32,665            4,164,826      3,116,492
       Consolidated Health Care
        Associates, Inc.-physical therapy
        rehabilitation centers:1

          Common stock                        5,000,000            2,500,000      1,271,875
          Preferred stock                     1,695,984            1,695,984      1,695,984
       U.S.Fax, Inc.-digital data
        transmission equipment
        manufacturer:
          Common stock                        3,547,972            1,625,000      5,829,063
                                                                   ---------      ---------

                                                                  12,485,810     13,332,164
                                                                  ----------     ----------
                                                                $ 28,968,505     28,598,520
                                                                  ==========     ==========


    1 - Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock are delinquent as of December 31, 1995.












                                                                 (Continued)

                                      RENAISSANCE CAPITAL PARTNERS II, LTD.



                                                                     1994
                            ---------------------------------------------------

         Eligible Portfolio Investments-
        Convertible Debentures and Notes      Interest       Due                        Fair
                   Receivable                   rate         date         Cost          Value
                   ----------                   ----         ----         ----          -----
    Valued at fair value as determined by

       the General Partners (note 4):

       Action Fax International, Inc.-digital
        data transmission equipment
        manufacturer:1
         Note receivable                        12.5%      3/31/94    $  600,000     $   514,000

       AmeriShop, Inc.-premium incentive
        fulfillment company:
         Convertible debenture                  12.5        7/1/99      2,000,000      3,288,661
         Note receivable                        12.5        7/1/95      1,428,448      1,235,000
       Appoint Technologies, Inc.-input
        devices for personal computers:1

         Note receivable                        12.0       10/1/99        150,000         --
       Coded Communications, Inc.-
        digital data transmission
        equipment manufacturers:1
         Convertible debenture                  12.0       10/1/99      4,000,100      2,500,100
         Note receivable                        12.0        1/1/95        750,000        750,000
       Computer Automation, Inc.-

        telecommunications networks:1
         Convertible debentures                 12.5        varies        675,000        584,500
       Industrial Holdings, Inc.-
        holding company for light
        manufacturing companies:
         Convertible debenture                  12.0       10/1/99      2,500,000      2,459,739

       Prism Group, Inc.-duplication
        and packaging of software:1
         Convertible debenture #1               12.0        1/1/00      2,500,000      2,500,000
         Convertible debenture #2               12.0        1/1/00      1,000,000      1,000,000
       Protech, Inc.-telecommunications:
         Convertible debenture                  10.0       9/30/99         67,500          -


                                                                 (Continued)

                        RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Statements of Investments, Continued

                                                                     1994
                                            ---------------------------------------------------
         Eligible Portfolio Investments-
        Convertible Debentures and Notes      Interest       Due                        Fair
             Receivable, Continued              rate         date         Cost          Value

             ---------------------              ----         ----         ----          -----
    Valued at fair value as determined by
       the General Partners (note 4):
       Scientific Software/Intercomp,
        Inc.-software and pipeline

        monitoring:
         Convertible debentures:
          Series #A                             11.0%       10/1/99   $  750,000      1,843,619
          Series #B                             11.0        10/1/00    1,000,000      2,605,649
       Tricom Corp.-
        telecommunications network

        construction:1
         Convertible debenture                  12.0        11/1/99    1,500,000      1,500,000
         Notes receivable                       12.5         varies      250,000        250,000
                                                                      ----------     ----------
                                                                      19,171,048     21,031,268
                                                                      ----------     ----------

      Eligible Portfolio Investments-
       Common and Preferred Stock                            Shares
       --------------------------                            ------
    Valued at fair value as determined by
      the General Partners (note 4):
      Appoint Technologies, Inc.-input
       devices for personal computers:

         Common stock                                       2,000,000     437,500        -
         Preferred stock                                    4,558,875   4,558,875        -
      Biodynamics International, Inc.-
       specialty surgical products:1
        Preferred stock                                       351,388   3,865,274     2,658,730
      Consolidated Health Care

       Associates, Inc.-physical therapy
       rehabilitation centers:
         Common stock                                       5,000,000   2,500,000     4,650,000
         Preferred stock                                    1,695,984   1,695,984     2,075,633
                                                                       ----------    ----------
                                                                       13,057,633     9,384,363

                                                                       ----------    ----------
                                                                     $ 32,228,681  $ 30,415,631
                                                                       ==========    ==========

    1-Interest or dividend payments under the terms of the convertible debenture, notes receivable or preferred stock are delinquent as of December 31, 1994.

    See accompanying notes to financial statements.

                                      RENAISSANCE CAPITAL PARTNERS II, LTD.

                                           Statements of Operations


                                   Years ended December 31, 1995, 1994 and 1993

                                             1995               1994              1993
                                             ----               ----              ----

    Income:
      Interest                          $ 1,172,772           2,329,300         2,664,299
      Dividend income                       449,816             240,424           336,363
      Loss on short term investments
        (note 2)                               -               (325,783)          (70,528)

      Commitment, closing and management
        fees                                 24,000              96,953           270,525
      Other                                      20                -                 -
                                          ---------           ---------         ---------
                                          1,646,611           2,340,894         3,200,659
                                          ---------           ---------         ---------

    Expenses (note 3):
       General and administrative           356,438             353,816           251,422
       Management fees                      562,063             857,478           772,441
                                          ---------           ---------         ---------
                                            918,501           1,211,294         1,023,863
                                          ---------           ---------         ---------

            Operating income                728,110           1,129,600         2,176,796
                                          ---------           ---------         ---------
    Investment income (loss):
       Net unrealized appreciation
         (depreciation) on investments
         (note 4)                         1,443,065         (12,650,369)       10,132,217
       Net realized loss on investments  (4,996,375)         (2,293,679)           -

                                          ---------          ----------        ----------
              Investment income (loss)   (3,553,310)        (14,944,048)       10,132,217
                                          ---------          ----------        ----------
              Net income (loss)        $ (2,825,200)        (13,814,448)       12,309,013
                                          =========          ==========        ==========
    Limited Partners' share of net

      income (loss)($(64.40),$(314.76)
      and $312.63 per unit for 1995,
      1994 and 1993, respectively)     $ (2,796,948)        (13,676,304)       12,185,923
    General Partner's share of net
      income (loss)                         (28,252)           (138,144)          123,090
                                         ----------          ----------        ----------

              Net income (loss)        $ (2,825,200)        (13,814,448)       12,309,013
                                         ==========          ==========        ==========




    See accompanying notes to financial statements.

                                      RENAISSANCE CAPITAL PARTNERS II, LTD.

                                         Statements of Partners' Equity

    <CAPTIONS>
                                              General         Limited
                                              Partner         Partners          Total
                                              -------         --------         -------


    Balance, December 31, 1992             $   17,297        23,726,094        23,743,391

     Proceeds from issuance of 18,307.85
       limited partnership units, net of
       syndication fees and brokers'

       commissions of $1,519,619 (note 3)         -          16,478,581        16,478,581
     Net income                                123,090       12,185,923        12,309,013
     Distributions (note 5)                       -          (2,506,708)       (2,506,708)
                                               -------       ----------        ----------
    Balance, December 31, 1993                 140,387       49,883,890        50,024,277


     Net loss                                 (138,144)     (13,676,304)      (13,814,448)
     Distributions (note 5)                       -          (3,100,000)       (3,100,000)
                                               -------       ----------        ----------
    Balance, December 31, 1994                   2,243       33,107,586        33,109,829

     Redemption of 15 limited partnership units   -             (11,665)          (11,665)

     Net loss                                  (28,252)      (2,796,948)       (2,825,200)
     Distributions (note 5)                       -            (600,000)         (600,000)
                                               -------       ----------        ----------
    Balance, December 31, 1995             $   (26,009)      29,698,973        29,672,964
                                               =======       ==========        ==========





















    See accompanying notes to financial statements.

                                      RENAISSANCE CAPITAL PARTNERS II, LTD.
                                              Statements of Cash Flows
                                Years ended December 31, 1995, 1994, and 1993

                                                             1995               1994            1993
                                                             ----               ----            ----
    Cash flows from operating activities:

      Net income (loss)                                  $(2,825,200)        (13,814,448)     12,309,013
      Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities
            Net unrealized (appreciation)
             depreciation on investments                  (1,443,065)         12,650,369     (10,132,217)
         Net realized loss on investments                  4,996,375           2,293,679          -

         Increase in interest receivable                  (1,050,368)           (281,806)       (347,827)
         Increase (decrease) in accounts payable
           to Managing General Partner                      (142,988)            175,741         (85,599)
                                                           ---------          ----------      ----------
      Net provided by (used in) operating activities        (465,256)          1,023,535       1,743,370
                                                           ---------          ----------      ----------

    Cash flows from investing activities:
      Purchase of investments                             (1,073,132)         (5,978,281)    (12,055,100)
      Investments in short term investments, net               -               7,821,007      (7,821,007)
      Proceeds from sale of investments                       19,210           3,024,743           -
      Repayment of principal on investments                   25,000             165,000          30,000
                                                           ---------           ---------       ----------

      Net cash provided by (used in investing activities  (1,028,922)          5,032,469      (19,846,107)
                                                           ---------           ---------       ----------
    Cash flows from financing activities:
      Net proceeds from issuance of limited
        partnership units                                      -                   -           16,478,581
      Redemption of limited partnership units                (11,665)              -               -
      Subscriptions receivable, net                            -                   -            1,059,136

      Distributions to limited partners                     (899,862)         (3,500,000)      (2,309,692)
                                                           ---------           ---------       ----------
      Net cash provided by (used in (financing activities   (911,527)         (3,500,000)      15,228,025
                                                           ---------           ---------       ----------
    Net increase (decrease) in cash and cash equivalents  (2,405,705)          2,556,004       (2,874,712)


    Cash and cash equivalents at beginning of the year     2,873,621             317,617        3,192,329
                                                           ---------           ---------        ---------
    Cash and cash equivalents at end of year          $      467,916           2,873,621          317,617
                                                           =========           =========        =========

    The fourth quarter parntership distributions of $138, $300,000 and $700,000 were accrued as of December 31, 1995, 1994 and 1993, respectively.
    During 1995 and 1994, $838,067 and $308,722 of interest receivable was capitalized to notes receivable, respectively.
    During 1995 certain investments were exchanged for other assets totaling $130,790.

    See accompanying notes to financial statements.

                                      RENAISSANCE CAPITAL PARTNERS II, LTD.

                                         Notes to Financial Statements


                                       December 31, 1995, 1994 and 1993


  (1)      Organization and Business Purpose


            Renaissance Capital Partners II, Ltd. (the "Partnership"), a Texas limited partnership, was formed in 1991. The Partnership offered to sell units of limited partners' interest ("Units") in the Partnership. Net contributions of $39,064,847 from sale of Units had been received upon final closing of the Partnership on March 31, 1993. The Partnership seeks to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which are in need of capital and which the Managing General Partner believes offer the opportunity for growth. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, ("1940 Act"), as amended. The Partnership will terminate upon liquidation of all of its investments, but no later than March 31, 2001, subject to the right of the Managing General Partner with the concurrence of at least one of the two independent general partners (the "Independent General Partners") to extend the term for up to two additional one-year periods if they determine that such extension is in the best interest of the Partnership.

       (2)     Summary of Significant Accounting Policies

            (a)     Valuation of Investments


       Portfolio investments are stated at quoted market or fair value as determined by the Managing General Partner and approved by the Independent General Partners (note 4). Most securities held by the Partnership are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

            (b)     Statements of Cash Flows

       The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


            (c)     Net Income (Loss) per Limited Partnership Unit

       Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year. The weighted average limited partnership Units outstanding were 43,434.01, 43,449.01 and 38,979.01 during 1995, 1994 and 1993, respectively.

            (d)     Federal Income Taxes


       No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

               (e)     Short Term Investments

      Short term investments represent money market and mutual fund investments of excess cash. Such investments were valued at quoted market value. Realized and unrealized gains (losses) on such investments are recorded as loss on short term investments in the accompanying statements of operations and amounted to ($325,783) in realized losses in 1994 and $17,094 gain and ($87,622) loss, respectively, during 1993.


            (f)     Commitment, Closing and Management Fees

       Commitment, closing and management fees represent amounts charged to Eligible Portfolio Companies for commitments to fund additional amounts under convertible debenture agreements, closing of convertible debenture agreements and management services provided by the Managing General Partner to Eligible Portfolio Companies. Such fees are recognized as income based on the terms of the underlying convertible debenture agreements and management agreements.

            (g)     Management Estimates


       The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period. Actual results could differ significantly from those estimates.

            (h)     Financial Instruments

       In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.


    (3)      Management and Organization Fees

       Renaissance Capital Group, Inc. (the "Managing General Partner"), serves as the investment adviser for the Partnership. The Managing General Partner is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Managing General Partner performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Partnership. In addition, under this agreement the Managing General Partner is reimbursed by the Partnership for certain administrative expenses. A summary of fees and reimbursements paid by the Partnership under the Investment Advisory Agreement and the original offering document are as follows:

        In connection with the offering of the Units, the Partnership paid the Managing General Partner and an affiliate of the Managing General Partner approximately $730,000 in 1993. Such fees were for performance of organizational, offering and marketing services by the Managing General Partner and an affiliate.

         The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the Net Assets after the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. The Partnership incurred, during the years ended December 31, 1995, 1994 and 1993, $562,063, $857,478 and $772,441, respectively, for such management fees. For the years ended December 31, 1995 and 1994 and for the last three quarters of 1993, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Net Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.


         The Managing General Partner was reimbursed by the Partnership for administrative expenses incurred by the Managing General Partner on behalf of the Partnership. Such reimbursements were $290,728, $108,489 and $185,378 for the years ended December 31, 1995, 1994 and 1993, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

        Each of the Independent General Partners receives a quarterly fee of $.24 per unit for the first 25,000 units and $.12 per unit for all units in excess of 25,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts totaled $65,710, $65,710 and $65,710 in 1995, 1994 and 1993, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

       (4)     Investments


       The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in
  Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Partnership's funds must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities, and partners' equity as of December 31, 1995 and 1994, at quoted market or fair value, as determined in good faith 12 by the Managing General Partner and approved by the Independent General Partners.

       The debentures and preferred stock held by the Partnership are convertible, at any time, into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded, but is not otherwise restricted. The Partnership generally may register and sell such securities at any time with the Partnership paying the costs of registration. Interest is generally payable monthly, and all debentures have sinking fund provisions beginning three to four years from issue date. The debentures generally have call options, usually commencing three years subsequent to issuance, at prices specified in the debenture agreements.

       The Partnership Agreement and the original offering document specify that securities held by the Partnership shall be valued as follows:

       The Managing General Partner will, on a quarterly basis, prepare a valuation of the Partnership assets, including the investment portfolio and any other investments.


       For securities that are publicly traded and for which quotations are available, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

       Initially the investments will be primarily in nonpublicly-traded convertible debentures, and in other instances the Partnership will hold restricted securities. Therefore, market quotations will not always be available for investment valuation. In such cases, the securities will be valued by the Managing General Partner at estimated fair value pursuant to the following standards:

       Generally, convertible debt securities will be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. For securities that are in a class of publicly traded securities that are restricted from free trading (such as Rule 144 securities), valuation will be established by appropriately discounting the closing sales or bid price to reflect the illiquidity caused by such restriction.


       Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized. Further, if the known market value of a stock holding indicates that an appreciated value may be realized on sale of a restricted stock, such investment may be valued at such appreciated value regardless of the fact that certain open-market sale restrictions apply.

       The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value. In the event that the Independent General Partners do not agree with the valuations established by the Managing General Partner, they may retain independent firms to review the Managing General Partner's methodology of valuation or to conduct a valuation, and such appraisal shall be binding on the Partnership.

       As of December 31, 1995 and 1994, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners, of $28,598,520 and $30,415,631, respectively. Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following.


               * Original cost
               * Quoted market value
               * The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into less estimated costs to sell and register the common stock
               * Original cost less a valuation reserve for  collectibility concerns

          The financial statements include unregistered securities of publicly-held companies valued at $28,598,520 (96% of total assets) and $30,415,631 (90% of total assets) as of December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

       As of December 31, 1995 and 1994, the net unrealized depreciation associated with investments held by the Partnership was $369,985 and $1,813,050, respectively.


       As of December 31, 1995, the Partnership had, under certain conditions, commitments to fund approximately $189,000 under convertible debenture agreements.

       (5)     Partners' Equity

        Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined in the Partnership Agreement, are allocated 1% to the Managing General Partner and 99% to the Limited Partners, except prior to the initial closing date when all items were allocated 99% to the Managing General Partner and 1% to the Initial Limited Partner.


       All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1995 ,1994 and 1993, the net unrealized appreciation or depreciation was allocated 99% to the Limited Partners. If the investments in convertible debentures had been disposed of at their estimated fair values, as determined by the Managing General Partner and approved by the Independent General Partners, the additional allocation to the Managing General Partner would have been approximately $1,300,000 as of December 31, 1993, under the terms of the Partnership Agreement and Investment Advisory Agreement. There would be no additional allocation available under these terms as of December 31, 1995 and 1994.

       Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1995, the distributions to the limited partners were discontinued. As the Partnership's investments are liquidated or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources available. In addition, the Managing General Partner has the discretion to discontinue payment of the management fees or expense reimbursements if cash resources are further limited.