Form 10-Q
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1996-05-20
CIK 871867

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________

                    Commission File Number:  038593

                 RENAISSANCE CAPITAL PARTNERS II, LTD.
_____________________________________________________________________________
         (Exact name of registrant as specified in its charter)

          Texas                                           75-2407159
_____________________________________________________________________________
(State or other jurisdiction                    (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas                      75206-1857
_____________________________________________________________________________
___
(Address of principal executive offices)                           (Zip Code)

                             214/891-8294
_____________________________________________________________________________
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                          Yes  X           No

                   PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                    Statement of Assets, Liabilities and
                            Partners' Equity

                              (Unaudited)
[CAPTION]

  Assets                              December 31, 1995             March 31, 1996
  ------                              -----------------             --------------
Cash and cash equivalents              $    467,916                  $    853,700
Investments at market value, cost
    of $28,968,505 and $28,514,782       28,598,520                    25,010,215
Interest receivable                         695,365                       664,455
Other assets                                130,790                       123,565
                                        -----------                   -----------
                                        $29,892,591                   $26,651,935
                                        ===========                   ===========




  Liabilities and Partners' Equity
  --------------------------------
Accounts payable - related parties       $  219,489                    $  134,388
Distribution payable to limited partners        138                            -
                                         ----------                    ----------

    Total liabilities                       219,627                       134,388
                                         ----------                    ----------
Partners' equity (deficit):
  General partner                           (26,009)                      (57,563)
  Limited partners (43,449.01 units)     29,698,973                    26,575,110
                                        -----------                   -----------
    Total partners' equity               29,672,964                    26,517,547
                                        -----------                   -----------
                                        $29,892,591                   $26,651,935
                                        ===========                   ===========

See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS II, LTD.
                             STATEMENT OF INCOME

                                (Unaudited)

[CAPTION]

                                                               Three Months ended March 31,
                                                                1995                  1996
                                                              --------              --------
Income:
  Interest                                                 $   394,097          $    195,449
  Dividends                                                    110,667                 4,407
  Other income                                                   6,000                 9,607

                                                           -----------          ------------
                                                               510,764               209,463
                                                           -----------          ------------
Expenses:
  Legal fees                                                    45,750                19,281
  Accounting and professional                                   44,581                58,964
  Marketing and promotional                                      3,500                    36
  Independent general partner fees                              16,427                16,427
  Other general and administrative                              14,780                 2,336
  Management fees                                              214,370               133,254
                                                           -----------          ------------
                                                               339,408               230,298
                                                           -----------          ------------

      Net income (loss)from operations                         171,356               (20,835)


Net realized and unrealized loss
  on investments                                            (3,830,730)           (3,134,582)
                                                           -----------          ------------

      Decrease in assets from
         operations                                        $(3,659,374)         $ (3,155,417)
                                                           ===========          ============

       Loss per weighted average limited partnership unit  $     (84.25)        $     (71.90)
                                                           ============         ============



See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                      Three Months Ended March 31, 1996

                                (Unaudited)


[CAPTION]

                                                 General     Limited
                                                 Partner     Partners        Total
                                                ---------   ----------    -----------
Balance at December 31, 1995                    $(26,009)   $29,698,973   $29,672,964

Net loss                                         (31,554)    (3,123,863)   (3,155,417)
                                                --------    -----------   -----------

Balance at March 31, 1996                       $(57,563)   $26,575,110   $26,517,547
                                                ========    ===========   ===========
















See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

[CAPTION]

                                                                      Three Months ended March 31,
                                                                      1995                   1996
                                                                      ----                   ----
Cash flows from operating activities:
  Net loss                                                       $ (3,659,374)           $(3,155,417)
                                                                 ------------            -----------
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Net realized and unrealized
     loss on investments                                            3,830,730              3,134,582
    (Increase) decrease in interest receivable                       (281,419)                30,910
    Decrease in accounts payable                                      (31,030)               (85,100)
                                                                 ------------            -----------

      Total adjustments                                             3,518,281              3,080,392
                                                                 ------------            -----------
      Net cash used by operating activities                          (141,093)               (75,025)
                                                                 ------------            -----------
Cash flows from investing activities:
  Investments in convertible debentures and notes receivable         (329,000)              (184,933)
  Principal payments of notes receivable                                   -                 638,655
  Reduction of other assets                                                -                   7,225
                                                                 ------------            -----------
      Net cash provided (used) by investing activities               (329,000)               460,947
                                                                 ------------            -----------
Cash flows from financing activities:
  Limited partner withdrawal                                          (11,667)                    -
  Cash distributions to limited partners                             (300,000)                 (138)
                                                                 ------------            ----------
      Net cash used by financing activities                          (311,667)                 (138)
                                                                 ------------            ----------
        Net increase (decrease) in cash                              (781,760)              385,784


        Cash and cash equivalents at the beginning of the period    2,873,621               467,916
                                                                 ------------            ----------

        Cash and cash equivalents at the end of the period       $  2,091,861           $   853,700
                                                                 ============           ===========


Partnership distribution of $200,000 was accrued at March 31, 1995.




See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1996

                                 (Unaudited)

1.     ORGANIZATION AND BUSINESS PURPOSE

          Renaissance Capital Partners II, Ltd. (the "Partnership"), a Texas
limited partnership, was formed on January 14, 1991.   The Partnership
Agreement required minimum aggregate capital contributions by limited partners of not less than $2,500,000 and allowed for maximum limited partnership contributions of $50,000,000. The final closing occurred on March 31, 1993, with total subscriptions for limited partnership interests of $42,873,900. The Partnership seeks to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt securities of small to medium size public companies.

          The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all of its investments, but no later than eight years from the final closing of the sale of units, subject to the right of the Independent General Partners to extend the term for up to two additional one-year periods if they determine that such extension is in the best interest of the Partnership.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended March 31, 1996.

     B. Federal Income Taxes - no provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

     C. Income Per Limited Partnership Unit - income per limited partnership unit is based on the weighted average of the limited partnership units outstanding during the period and net income allocated to the limited partners.

     D. Organization expenses - all organizational expenses will be paid by the Managing General Partner and the Partnership will not include those amounts on its financial statements - see Note 4.

     E. Management estimates - the financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period. Actual results could differ significantly from those estimates.

     F. Interest income - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $536,960, and the amount determined to be uncollectible and charged against the income was $341,511.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1996

                                 (Unaudited)

3.     BASIS OF PRESENTATION

          The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made.

4.     MAMAGEMENT AGREEMENT AND FEES

          The Partnership has one general partner, Renaissance Capital Group, Inc., a Texas Corporation (the "Managing General Partner"), and two independent, individual general partners (the "Independent General Partners"). The Independent General Partners receive a quarterly fee as defined in the Partnership Agreement and reimbursement for certain out-of-pocket expenses relating to performance of duties as Independent General Partners.

          The Partnership has entered into a management agreement with the Managing General Partner. Pursuant to such agreement, the Managing General Partner performs certain services, including certain management and administrative services necessary for the operation of the Partnership. The Managing General Partner is entitled to receive a management fee equal to 2.0% of the Partnership's net assets (.5% quarterly), payable in arrears. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in net assets value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees paid to the Managing General Partner during the three months ended March 31, 1996, were $133,254.

          In addition, the Managing General Partner is entitled to an incentive fee equal to 20% of the amount of distributions in excess of distributions representing returns of capital, subject to payment of the "Priority Return" of the limited partners as defined. The Managing General Partner will also receive compensation for providing certain administrative services to the Partnership on terms determined by the Independent General Partners to be no less favorable to the Partnership than those obtainable from competent unaffiliated parties.

5.     RELATED PARTY TRANSACTIONS

          Pursuant to the Partnership Agreement, an initial partnership contribution of $10,000 was made by the Initial Limited Partner. Upon admission of additional limited partners at the closings, the Initial Limited Partner withdrew from the Partnership.

          Pursuant to the Management Agreement as described in Note 4 above, the Partnership owed the Managing General Partner $117,960 at March 31, 1996, which includes the third quarter management fee.

          At March 31, 1996, the Partnership owed the two Independent General Partners $8,214 each for the third quarter Independent General Partner fee as defined in the Partnership Agreement.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1996

                                 (Unaudited)


6.     INVESTMENTS

          Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

          For securities that are publicly traded and for which quotations are available, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

          Generally, debt securities will be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized.

          The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

          The Partnership advanced Biodynamics International, Inc. an additional $184,933 under terms of a promissory note during the quarter ended March 31, 1996.

[CAPTION]

                      INVESTMENT VALUATION SUMMARY

                                                           CONVERSION          FAIR
                                               COST      OR FACE VALUE         VALUE
AMERISHIP, INC.
12.50% Convertible Debenture,
Conversion price $.56, maturity 7/1/99    $ 2,000,000     $  2,000,000     $ 2,000,000
Promissory Notes                            1,628,448        1,628,448       1,128,448

BIODYNAMICS INTERNATIONAL, INC.
Preferred stock                             4,164,826        4,164,826       4,164,826
Promissory Notes                              374,064          374,064         374,064

CCI CODED COMMUNICATIONS, INC.
12% Convertible Subordinated Debenture,
Conversion price $1.50, maturity 10/1/99    4,000,100        4,000,100       2,500,100
Promissory Note with Warrants               1,000,000        1,000,000       1,000,000

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1996

                                 (Unaudited)


[CAPTION]

                                                                 CONVERSION        FAIR
                                                      COST      OR FACE VALUE      VALUE
CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
Preferred Stock                                    1,195,984       786,832        739,622
Common Stock                                       2,500,000     1,875,000      1,712,500
Series B Preferred Stock                             500,000       750,000        705,000

IDDUSTRIAL HOLDINGS, INC.
12% Convertible Debentures,
Conversion price $3.26, maturity 10/1/99           1,875,000     3,666,603      3,446,607

PRISM GROUP, INC.
12% Convertible Debentures,
Conversion price varying, maturity 1/1/00          1,249,860     1,288,516      1,288,516
Preferred Stock                                    1,250,000     1,093,750      1,003,125
Common Stock                                       1,250,000     1,093,750      1,003,125

SCIENTIFIC SOFTWARE, INC.
Convertible Debentures,
Conversion price $2.39, maturity 10/1/99           1,750,000     2,013,599      1,892,782

TRICOM CORPORATION
Promissory Notes                                     484,000       484,000        484,000
12% Convertible Debenture,
Conversion price $.50, maturity 11/1/99            1,500,000     1,500,000      1,500,000

US FAX, INC.
Common Stock                                       1,625,000     7,539,441             -
Promissory Note                                      100,000       100,000             -

PROTECH, INC.
Bonds                                                 67,500        67,500         67,500
                                                  ----------   -----------    -----------
                                                 $28,514,782   $35,426,429    $25,010,215

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

     For the past 3 months, the Partnership recorded a decrease of $3,155,417 from operations in the aggregate value of its investments in Portfolio Investments and a corresponding decrease in Total Partner's Equity. This was due to a decrease in investment valuations reflecting a decrease in market values for the Common Stocks of certain of its Portfolio Companies, principally the values of Scientific Software, and U S Fax, Inc. which aggregate decrease was more than the aggregate increase in the valuation of other investments, principally Biodynamics, Inc., Consolidated Health Care, Inc., Industrial Holdings, Inc., and Prism Group.

     The most significant change was the decline in unrealized value in excess of cost of U S Fax, Inc. $5,929,063 to $0.00. These were partially offset by the increase in value of Biodynamics, Inc. from $3,305,623 to $4,538,890.

The following portfolio transactions are noted for the quarter:

BIODYNAMICS INTERNATIONAL, INC. The Partnership made an additional $184,932.75 investment in the Company on March 22, 1996, to increase the Partnership's total Promissory Notes to an aggregate of $374,064.

CODED COMMUNICATIONS CORP. The Company has entered into a tentative agreement with Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA"), and the Company's senior secured debt holders subject to Shareholders' approval and final due diligence, pursuant to which ISA is to acquire a controlling common stock ownership interest in Coded and Company's senior secured debt holders are to restructure their debt. Through this restructuring, The Partnership's $4,000,000 secured 12% Convertible Debenture and its accrued interest will be exchanged for a new seven year 6% Debenture convertible into a new Series B preferred stock, liquidation preference with a dividend rate of 6% per year, convertible into approximately 7,344,000 shares of common stock. The Partnership also holds $1,000,000 Promissory Note with Warrants. Upon closing, the Notes are to be exchanged for a cash payment of $224,000, a new $336,000 6% one-year term loan convertible into common shares at a price of $.25 per share, and newly issued Series A preferred stock which has liquidation preference of $336,000 and a dividend of 8% per year convertible into 1,344,000 shares of common stock. The Warrants are to be cancelled.

CONSILIDATED HEALTH CARE ASSOCIATES, INC. Subsequent to the quarter, the Partnership made a $100,000 investment in the Company under a Promissory Note and Security Agreement on April 25, 1996.

SCIENTIFIC SOFTWARE - INTERCOMP, INC. The Company entered into an agreement with Lindner Dividend Fund, providing the company with $5,000,000 financing which restructured the Convertible Debenture position held by the Partnership. In combination with the new financing and issued pursuant to the same terms as all parties. The Partnership's $1,750,000 Convertible Debenture has been converted into the following: (i) A non-convertible secured $1,500,000 Promissory Note paying 7% interest. (ii) A Warrant to purchase 450,000 shares of common stock at $3.00 per share, and (iii) 282,218 common shares of Scientific Software, with a cost assignment of $250,000.

U S FAX, INC. The Company has not reported financial information. Accordingly, we have fully reserved this investment pending the Partnership obtaining financial information on the company.


(2) Material Changes in Operations

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year. If most recent quarter included also cover changes for quarterly period.

     The Partnership currently is not actively considering additional Portfolio Investments. Therefore no significant further amount of income from closing fees and commitment fees is anticipated.

     During the past twelve months, interest income has declined substantially as the result of not accruing certain past due payments from portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields as compared to debentures.

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of March 31, 1996, all companies are current on interest payments with the following exceptions. At March 31, 1996, AmeriShop, Inc., is in arrears six quarters in interest payments to the Partnership in the aggregate amount of $762,772.74 and principal payments of $207,500.00, of which $762,772.74 of the interest has been reserved. Biodynamics International, Inc., is in arrears three quarters in interest payments to the Partnership in the aggregate amount of $25,902.81. Coded Communications, Inc. is in arrears six quarters in interest payments to the Partnership in the aggregate amount of $849,951.21 and principal payments of $320,000.00 of which $401,095.86 of the interest has been reserved. Tricom Corporation, is in arrears eight quarters in interest payments to the Partnership in the aggregate amount of $498,887.15 and principal payments of $90,000.00 of which $333,592.80 of the interest has been reserved. US Fax is in arrears two quarters in interest payments to the Partnership in the aggregate amount of $7,076.84 of which $1,045.78 as been reserved.

     The Partnership did not make any distributions of income to partners for the three months ended March 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               RENAISSANCE CAPITAL PARTNERS II, LTD.



May 20, 1996                         /S/ Russell Cleveland
                               --------------------------------------
                   Renaissance Capital Group, Inc., Managing General Partner
                                    Russell Cleveland, President



May 20, 1996                         /S/ Barbe Butschek
                              --------------------------------------
                   Renaissance Capital Group, Inc., Managing General Partner
                              Barbe Butschek, Chief Accounting Officer