Form 10-Q
period 1996-06-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1996-08-14
CIK 871867

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________

                    Commission File Number:  038593

                 RENAISSANCE CAPITAL PARTNERS II, LTD.
_____________________________________________________________________________
          (Exact name of registrant as specified in its charter)

               Texas                                    75-2407159
_____________________________________________________________________________
(State or other jurisdiction                  (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas             75206-1857
_____________________________________________________________________________
(Address of principal executive offices)                           (Zip Code)

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



                    Yes___X____            No _________

                      PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                  RENAISSANCE CAPITAL PARTNERS II, LTD.

                  Statement of Assets, Liabilities and
                            Partners' Equity
                           As of June 30, 1996

                                 (Unaudited)



Assets                                   December 31, 1995     June 30, 1996
- ------                                   -----------------     -------------

Cash and cash equivalents                   $    467,916        $    732,004
Investments at market value, cost
    of $28,968,505 and $28,601,897            28,598,520          27,599,946
Interest receivable                              695,365             703,366
Other assets                                     130,790              86,366
                                             -----------         -----------
                                             $29,892,591         $29,121,682
                                             ===========         ===========





  Liabilities and Partners' Equity


Accounts payable - related parties           $    219,489        $  168,636
Distribution payable to limited partners              138                -
                                             ------------        ----------
    Total liabilities                             219,627           168,636
                                             ------------        ----------
Partners' equity (deficit):
  General partner                                 (26,009)          (33,209)
  Limited partners (43,434.003 units)          29,698,973        28,986,255
                                             ------------        ----------

    Total partners' equity                     29,672,964        28,953,046
                                             ------------        ----------

                                              $29,892,591       $29,121,682
                                             ============       ===========

See accompanying notes to financial statements.

                 RENAISSANCE CAPITAL PARTNERS II, LTD.

                        STATEMENT OF OPERATIONS

                               (Unaudited)

                                     Three Months Ended June 30,     Six Months Ended June 30,
                                        1995            1996            1995          1996
                                       ------          ------          ------        ------
Income:

     Interest                    $    407,378     $   169,286       $ 801,475     $ 364,735
     Dividends                         17,310           4,290         127,977         8,697
     Other income                       6,000           6,000          12,000        15,607
                                 ------------     -----------       ---------     ---------

       Total income                   430,688         179,576         941,452       389,039
                                 ------------     -----------       ---------     ---------

Expenses:
     General and administrative       108,950         101,200         233,988       198,244
     Management fee                    26,333         145,493         240,703       278,747

       Total expenses                 135,283         246,693         474,691       476,991

       Investment income net          295,405         (67,117)        466,761       (87,952)

     Net realized and unrealized
      gain (loss) on investments    3,830,104        2,502,616           (626)     (631,966)
                                    ---------        ---------        --------    ----------
     Net increase in net assets
       resulting from operations   $4,125,509       $2,435,499        $466,135    $(719,918)
                                   ==========       ==========        ========    ==========

   Income (loss) per limited
     partnership unit              $    94.00       $    55.51        $  10.62     $ (16.41)
                                   ==========       ==========        ========     =========



See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                        Six Months Ended June 30, 1996

                                 (Unaudited)




                                     General      Limited
                                     Partner      Partners       Total
                                     -------      --------       -----

Balance at December 31, 1995       $(26,009)    $29,698,973    $29,672,964

Net loss                            (71,912)       (647,206)      (719,118)

Balance at June 30, 1996           $(97,921)    $29,051,767    $28,953,846


















See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                          Statement of Cash Flows

                               (Unaudited)

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                    1995             1996              1995            1996
                                                  --------         --------          --------        --------
Cash flows from operating activities:
     Net increase (decrease) in net assets
      resulting from operations                 $ 4,125,509       $ (719,918)       $ 466,135      $2,435,499
                                                -----------       -----------       ---------      ----------

     Adjustments to reconcile net decrease to
      cash flows from operating activities:
      Unrealized (gain) loss on investments      (3,830,104)         631,966              626      (2,502,616)
        Realized loss on investments                    -0-              -0-              -0-             -0-
         (Increase) decrease in accounts receivable  (7,176)          36,424         (288,595)         (1,713)
         Increase (decrease) in accounts payable   (195,314)         (50,991)        (226,344)         34,248
                                                  ----------        ---------        ---------     -----------

         Total adjustments                       (4,032,594)         617,399         (514,313)     (2,470,081)
                                                 -----------        --------         ---------     -----------

         Net cash flows from operating activities    92,915         (102,519)         (48,178)        (34,582)
                                                 ----------         ---------        ---------     -----------

Cash flows from investing activities:
     Purchase of investments                       (613,516)        (284,933)        (942,516)       (100,000)
     Proceeds from sale of securities                   -0-          651,540              -0-          12,886
                                                 -----------        ---------        ---------     -----------

         Net cash flows from investing activities  (613,516)         366,607         (942,516)        (87,114)
                                                 -----------        ---------        ---------     -----------

Cash flows from financing activities:
     Limited partner withdrawal                         -0-              -0-          (11,667)            -0-
     Distributions to limited partners             (200,000)             -0-         (500,000)            -0-
                                                 -----------        ---------        ---------     -----------

      Net cash flows from financing activities     (200,000)             -0-         (511,667)            -0-


Net increase (decrease) in cash                    (720,601)         264,088       (1,502,361)       (121,696)

Cash and cash equivalents at beginning of period  2,091,861          467,916        2,873,621         853,700
                                                 ----------         --------       ----------        --------

Cash and cash equivalents at end of period      $ 1,371,260       $  732,004      $ 1,371,260      $  732,004
                                                 ==========         ========       ==========       =========



See accompanying notes to financial statements.

                        Notes to Financial Statements
                                June 30, 1996

                                 (Unaudited)


1.     ORGANIZATION AND BUSINESS PUROPSE

          Renaissance Capital Partners II, Ltd. (the "Partnership"), a Texas
limited partnership, was formed on January 14, 1991.   The Partnership
Agreement required minimum aggregate capital contributions by limited partners of not less than $2,500,000 and allowed for maximum limited partnership contributions of $50,000,000. The final closing occurred on June 30, 1993 with total subscriptions for limited partnership interests of $42,873,900. The Partnership seeks to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt securities of small to medium size public companies.

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


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended June 30, 1996.

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

     F. Interest income - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $523,545 and the amount determined to be uncollectible and charged against the income was $354,259.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               June 30, 1996

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


4.     MANAGEMENT AGREEMENT AND FEES

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

          The Partnership has entered into a management agreement with the Managing General Partner. Pursuant to such agreement, the Managing General Partner performs certain services, including certain management and administrative services necessary for the operation of the Partnership. The Managing General Partner is entitled to receive a management fee equal to 2.0% of the Partnership's net assets (.5% quarterly), payable in arrears. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in net assets value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees paid to the Managing General Partner during the three months ended June 30, 1996 were $145,493.

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

          Pursuant to the Management Agreement as described in Note 4 above, the Partnership owed the Managing General Partner $152,209 at June 30, 1996 which includes the second quarter management fee.

          At June 30, 1996 the Partnership owed the two Independent General Partners $8,214 each for the second quarter Independent General Partner fee as defined in the Partnership Agreement.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               June 30, 1996

                                (Unaudited)


6.     INVVESTMENTS

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

          The Partnership advanced Consolidated Health Care Associates, Inc. $100,000 under terms of a promissory note during the quarter ended June 30, 1996.




                                                            CONVERSION        FAIR
                                                  COST     OR FACE VALUE      VALUE
AmeriShop, Inc.
12.50% Convertible Debenture,
Conversion price $.56, maturity 7/1/99      $ 2,000,000    $  2,219,854    $ 2,036,663
Promissory Notes                              1,628,448       1,628,448      1,128,448

Biodynamics International, Inc.
Preferred stock                               4,164,826       5,971,626      5,563,328
Promissory Notes                                374,064         536,342        504,162

CCI Coded Communications, Inc.
12% Convertible Subordinated Debenture,
Conversion price $1.50, maturity 10/1/99      4,000,100       4,000,100      2,500,100
Promissory Note with Warrants                 1,000,000       1,000,000      1,000,000

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               June 30, 1996

                                (Unaudited)

                                                                   CONVERSION       FAIR
                                                         COST     OR FACE VALUE     VALUE
Consolidated Health Care Associates, Inc.
Preferred Stock                                       1,195,984     1,049,109      986,162
Common Stock                                          2,500,000     2,500,000    2,300,000
Series B Preferred Stock                                500,000     1,000,000      940,000
Promissory Note                                         100,000       100,000      100,000

Industrial Holdings, Inc.
12% Convertible Debentures,
Conversion price $3.26, maturity 10/1/99              1,875,000     4,673,121    4,392,734
Warrants                                                    -0-       406,250      181,875

Prism Group, Inc.
12% Convertible Debentures,
Conversion price varying, maturity 1/1/00             1,236,975     1,236,975    1,236,975
Preferred Stock                                       1,250,000       468,750      415,625
Common Stock                                          1,250,000       468,750      415,625

Scientific Software-Intercomp, Inc.
Promissory Note                                       1,500,000     1,500,000    1,500,000
Common Stock                                            250,000       493,882      414,249

Tricom Corporation
Promissory Notes                                        484,000       484,000      484,000
12% Convertible Debenture,
Conversion price $.50, maturity 11/1/99               1,500,000     1,500,000    1,500,000

US Fax
Common Stock                                          1,625,000     3,991,469         -0-
Promissory Note                                         100,000       100,000         -0-

Protech, Inc.
Promissory Notes                                         67,500        67,500         -0-
                                                    -----------   -----------   ----------

                                                    $28,601,897   $35,396,176   $27,599,946
                                                    ===========   ===========   ===========

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

     For the past 3 months, the Partnership recorded an increase of $2,435,499 from operations in the aggregate value of its investments in Portfolio Investments and a corresponding increase in Total Partner's Equity. This was due to an increase in investment valuations reflecting an increase in market values for the Common Stocks of certain of its Portfolio Companies, principally the values of Biodynamics, Inc., Consolidated Health Care, Inc., Industrial Holdings, Inc., and Scientific Software, which aggregate increase was more than the aggregate decrease in the valuation of other investments, principally Prism Group, Inc..

The following portfolio transactions are noted for the quarter:

CODED COMMUNICATIONS CORP. - The Company has entered into a tentative agreement with Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA"), and the Company's senior secured debt holders, pursuant to which ISA is to acquire a controlling common stock ownership interest in Coded and Company's senior secured debt holders are to restructure their debt. Through this restructuring, The Partnership's $4,000,000 secured 12% Convertible Debenture and its accrued interest will be exchanged for a new seven year 6% Debenture convertible into a new Series B preferred stock, liquidation preference with a dividend rate of 6% per year, convertible into approximately 7,344,000 shares of common stock. The Partnership also holds $1,000,000 Promissory Note with Warrants. Upon closing, the Notes are to be exchanged for a cash payment of $224,000, a new $336,000 6% one-year term loan convertible into common shares at a price of $.25 per share, and newly issued Series A preferred stock which has liquidation preference of $336,000 and a dividend of 8% per year convertible into 1,344,000 shares of common stock. The Warrants are to be cancelled.

CONSOLIDATED HEALTH CARE ASSOCIATES, INC. - On April 25, 1996, the Partnership made a $100,000 investment in the Company under a 10% Promissory Note and Security Agreement. Subsequent to the quarter, on July 8, 1996, an additional $20,000 advance was made under the same terms.

INDUSTRIAL HOLDINGS, INC. - On March 15, 1996, the Company paid $625,000 of principal leaving a balance due of $1,875,000. In addition, at that time the Partnership received warrants to purchase 50,000 shares of the company's common stock at $4.00 per share. These warrants are to be exercised on or before March 31, 1999. In connection with the prepayment, a new Debenture was executed which calls for mandatory principal payments beginning November 1, 1997. This debenture adopted the same terms and conditions of the previous debenture.

PRISM GROUP, INC. - Effective April 15, 1996, the Company effected an 8 to 1 reverse stock split.

SCIENTIFIC SOFTWARE - INTERCOP, INC. - Effective April 26, 1996, the Company entered into an agreement with Lindner Dividend Fund, providing the company with $5,000,000 financing which restructured the Convertible Debenture position held by the Partnership. In combination with the new financing and issued pursuant to the same terms as all parties. The Partnership's $1,750,000 Convertible Debenture has been converted into the following: (i) A non-convertible secured $1,500,000 Promissory Note paying 7% interest due on April 30, 2001. (ii) A Warrant to purchase 450,000 shares of common stock at $3.00 per share, and (iii) 282,218 common shares of Scientific Software, with a cost assignment of $250,000.

U.S. FAX, INC. - The Company has not reported financial information. Accordingly, we have fully reserved this investment pending the Partnership obtaining financial information on the company.


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

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of June 30, 1996, all companies are current on interest payments with the following exceptions. At June 30, 1996, AmeriShop, Inc., is in arrears six quarters in interest payments to the Partnership in the aggregate amount of $902,584.20 and principal payments of $267,500.00, of which $902,584.20 of the interest has been reserved. Biodynamics International, Inc., is in arrears four quarters in interest payments to the Partnership in the aggregate amount of $41,331.27. Coded Communications, Inc. is in arrears seven quarters in interest payments to the Partnership in the aggregate amount of $989,327.69 and principal payments of $440,000.00 of which $595,965.36 of the interest has been reserved. Tricom Corporation, is in arrears nine quarters in interest payments to the Partnership in the aggregate amount of $574,150.91 and principal payments of $135,000.00 of which $430,292.49 of the interest has been reserved.

     The Partnership did not make any distributions of income to partners for the three months ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            RENAISSANCE CAPITAL PARTNERS II, LTD.


August 13, 1996                       /s/ Russell Cleveland
                          ---------------------------------------------
                    Renaissance Capital Group, Inc., Managing General Partner
                                 Russell Cleveland, President





August 13, 1996                      /s/ Barbe Butschek
                          ----------------------------------------------
                    Renaissance Capital Group, Inc., Managing General Partner
                              Barbe Butschek, Chief Financial Officer