Form 10-Q
period 1996-09-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1996-11-19
CIK 871867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1996

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


                           Yes  X           No

                           PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
        --------------------

                        RENAISSANCE CAPITAL PARTNERS II, LTD.
                          STATEMENT OF ASSETS, LIABILITIES,
                               AND PARTNERS' EQUITY


                                   (Unaudited)


                                     ASSETS

                                             December 31,     September 30,
                                                 1995             1996

Cash and cash equivalents                    $   467,916      $   868,137

Investments at market value,
     cost of $28,968,505 and $28,492,357      28,598,520       25,895,444
Accoints receivable                                   -         1,719,434
Other assets                                     130,790           86,366
                                              ----------       ----------
                                             $29,892,591      $28,881,608
                                              ==========       ==========




                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Accounts payable - related parties         $   219,489      $   199,661
  Distribution payable to limited partners           138               -
                                              ----------       ----------
    Total liabilities                            219,627          199,661
                                              ----------       ----------
Partners' equity (deficit):
  General partner                                (26,009)         (35,920)
  Limited partners (43,434.003 units)         29,698,973       28,717,867

    Total partners' equity                    29,672,964       28,681,947
                                              ----------       ----------

                                             $29,892,591      $28,881,608
                                              ==========       ==========

See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS, II, LTD.

                          STATEMENTS OF OPERATIONS


                                (Unaudited)


                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                     1995             1996                 1995            1996
                                                  ----------       ----------           ----------      ----------
Income:

     Interest                                     $  168,557       $  581,195           $  970,032      $  945,930
     Dividends                                        14,456            4,447              142,433          13,144
     Other income                                      6,020            6,000               18,020          21,607
                                                   ---------        ---------            ---------       ---------
       Total income                                  189,033          591,642            1,130,485         980,681
                                                   ---------        ---------            ---------       ---------
Expenses:
     General and administrative                       29,389           87,643              263,377         285,887
     Management fees                                 173,274          144,130              413,977         422,877
                                                   ---------        ---------            ---------       ---------
                                                     202,663          231,773              677,354         708,764
                                                   ---------        ---------            ---------       ---------
          Investment income (loss) net               (13,630)         359,869              453,131         271,917

Net realized and unrealized gain (loss)
     on investments                                1,527,250         (630,968)           1,526,624      (1,262,934)
                                                   ---------        ---------            ---------       ---------
          Net increase (decrease) in assets from
            operations                            $1,513,620       $ (271,099)         $ 1,979,755     $  (991,017)
                                                   =========        =========            =========      ==========
          Income (loss) per limited partnership
           unit                                   $    34.50       $    (6.18)         $     45.12     $    (22.59)
                                                   =========        =========            =========      ==========






See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    Nine Months Ended September 30, 1996

                              (Unaudited)




                                       General      Limited
                                       Partner      Partners      Total

Balance at December 31, 1995         $ (26,009)   $29,698,973  $29,672,964

Net loss                                (9,911)      (981,106)    (991,017)
                                      --------     ----------   ----------

Balance at September 30, 1996        $ (35,920)   $28,717,867  $28,681,947
                                      ========     ==========   ==========

























See accompanying notes to financial statements.

                            RENAISSANCE CAPITAL PARTNERS II, LTD.
                                  STATEMENT OF CASH FLOWS

                                      (Unaudited)

                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                           1995              1996              1995             1996
                                                        ----------        ----------        ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                     $1,513,620        $ (271,099)       $1,979,755       $ (991,017)
                                                         ---------         ---------         ---------        ---------
 Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Net realized and unrealized
     (gain) loss on investments                         (1,527,250)          630,968        (1,526,624)       1,262,934
   (Increase) decrease in accounts receivable              133,763        (1,328,295)         (154,832)      (1,291,872)
   (Decrease) increase in accounts payable                  71,455            31,025          (154,889)         (19,966)
                                                         ---------         ---------         ---------        ---------
      Total adjustments                                 (1,322,032)          666,302        (1,836,345)         (48,904)
                                                         ---------         ---------         ---------        ---------
      Net cash provided by operating activities            191,588          (937,401)          143,410       (1,039,921)
                                                         ---------         ---------         ---------        ---------
Cash flows from investing activities:
  Proceeds from sale of investments                             -          1,778,994                -         2,430,535
  Purchase of investments                                 (200,000)         (705,460)       (1,142,516)        (990,393)
                                                         ---------         ---------         ---------        ---------
      Net cash used by investing activities               (200,000)        1,073,534        (1,142,516)       1,440,142
                                                         ---------         ---------         ---------        ---------
Cash flows from financing activities:
  Limited partner withdrawal                                    -                 -            (11,667)              -
  Cash distributions to limited partners                  (200,000)               -           (700,000)              -

      Net cash provided (used) by financing activities    (200,000)               -           (711,667)              -

        Net increase (decrease) in cash                   (208,412)          136,133        (1,710,773)         400,221

        Cash and cash equivalents at the beginning
          of the period                                  1,371,260           732,004         2,873,621          467,916
                                                         ---------         ---------         ---------        ---------
        Cash and cash equivalents at the end
          of the period                                 $1,162,848        $  868,137        $1,162,848       $  868,137
                                                         =========         =========         =========        =========


See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                              September 30, 1996

                                 (Unaudited)

1.     Organization and Business Purpose
       ---------------------------------

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

2.     Summary of Significant Accounting Policies
       ------------------------------------------

     A. Cash and Cash Equivalents - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended September 30, 1996.

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

     F. Interest income - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued was $383,667 and the amount determined to be uncollectible and charged against the income was $307,476 for the three months ended September 30, 1996. Interest previously determined to be uncollectible in the amount of $505,004 from CCI Coded Communications, Inc. was exchanged for an equity position in a restructuring of the Coded Investment.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                             September 30, 1996

                                (Unaudited)

3.     Basis of Presentation
       ---------------------

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

4.     Management
       ----------

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

          The Partnership has entered into a management agreement with the Managing General Partner. Pursuant to such agreement, the Managing General Partner performs certain services, including certain management and administrative services necessary for the operation of the Partnership. The Managing General Partner is entitled to receive a management fee equal to 2.0% of the Partnership's net assets (.5% quarterly), payable in arrears. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in net assets value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees paid to the Managing General Partner during the three months ended September 30, 1996, were $144,130.

     Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended September 30, 1996 the Partnership incurred $49,451 and reimbursed Renaissance $25,335 which was applied to the total account.

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

5.     Related Party Transactions
       --------------------------

          Pursuant to the Partnership Agreement, an initial partnership contribution of $10,000 was made by the Initial Limited Partner. Upon admission of additional limited partners at the closings, the Initial Limited Partner withdrew from the Partnership.

          At September 30, 1996, the Partnership owed the two Independent General Partners $8,214 each for the third quarter Independent General Partner fee as defined in the Partnership Agreement.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                              September 30, 1996

                                 (Unaudited)

6.     Investments
       -----------

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

          Debt securities will generally be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized.

          The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

                                 INVESTMENT VALUATION SUMMARY

                                                                                         CONVERSION                FAIR
                                                                                     COST OR FACE VALUE            VALUE
AmeriShop, Inc.
12.50% Convertible Debenture, Conversion price $.56, maturity 7/1/99             $ 2,000,000    $ 2,000,000     $ 2,000,000
Promissory Notes                                                                   1,628,448      1,628,448       1,128,448

Biodynamics International, Inc.
Preferred stock                                                                    4,164,826      5,512,270       5,131,534
Promissory Note                                                                      374,064        492,085         462,380

CCI Coded Communications, Inc.
12% Convertible Subordinated Debenture, Conversion price $1.50, maturity 10/1/99   4,800,000    4,800,000       4,800,000
Promissory Notes                                                                     311,060      895,191         805,624
Preferred Stock                                                                      444,500      723,450         681,045
Common Stock                                                                         100,000      106,000          99,640

                          INTESTMENT VALUATION SUMMARY

                                                                                          CONVERSION                FAIR
                                                                                      COST OR FACE VALUE            VALUE

Consolidated Health Care Associates, Inc.
Preferred Stock                                                                    1,195,984      852,401          801,257
Common Stock                                                                       2,500,000    2,031,250        1,859,375
Series B Preferred Stock                                                             500,000      812,500          763,750
Promissory Note                                                                      150,000      150,000          150,000

Industrial Holdings, Inc.
12% Convertible Debentures, Conversion price $3.26, maturity 10/1/99               1,060,000    3,210,890        3,178,781
Warrants                                                                                 -0-      493,750          288,813

Prism Group, Inc.
12% Convertible Debentures, Conversion price $.50, maturity 1/1/00                 1,236,975       38,655           38,655
Preferred Stock                                                                    1,250,000       39,063           11,719
Common Stock                                                                       1,250,000       39,063           11,719

Scientific Software-Intercomp, Inc.
Promissory Note                                                                    1,500,000    1,500,000        1,500,000
Common Stock                                                                         250,000      264,579          198,704

Tricom Corporation
12% Convertible Debenture, Conversion price $.50, maturity 11/1/99                 1,500,000    1,500,000        1,500,000
Promissory Note                                                                      484,000      484,000          484,000

US Fax
Common Stock                                                                       1,625,000    4,656,713              -0-
Promissory Note                                                                      100,000      100,000              -0-

Protech, Inc.
Promissory Notes                                                                      67,500       67,500              -0-

                                                                                 $28,492,357  $32,397,808      $25,895,444
                                                                                  ==========   ==========       ==========

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

The Partnership realized a gain of $963,994 on the sale of 250,000 shares of common stock of Industrial Holdings, Inc. during the quarter ended September 30, 1996.

The Partnership's investment in CCI Coded Communications, Inc. was restructured during the quarter ended September 30, 1996. The Partnership received a new convertible debenture, a convertible promissory note, preferred stock, common stock, and cash of $244,440 in the transaction.

The Partnership made a follow on investment of $30,000 in the quarter ended September 30, 1996 with Consolidated Health Care Associates, Inc.

7. Subsequent Events
   -----------------

Subsequent to the end of the quarter, the Partnership advanced $100,000 to Amerishop, Inc. This indebtedness is evidenced by a 10% promissory note due October 5, 1997.

The Partnership foreclosed on the assets of Prism Group, Inc. on October 10, 1996 and is currently in the process of selling the remaining assets. It is anticipated that recovery will be nominal.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

     For the past 9 months, the Partnership recorded a decrease of $991,017 from operations in the aggregate value of its assets and a corresponding
decrease in Total Partner s Equity.   This was due to a decrease in
investment valuations reflecting a decrease in market values for the Common Stocks of certain of its Portfolio Companies, principally the values of Prism Group, Inc., Consolidated Health Care Associates, Biodynamics International, Inc., and Scientific Software, which were offset by the increase in market value of CCI Coded Communications, Inc..

The following portfolio transactions are noted for the quarter:

     AMERISHOP, INC. Subsequent to the end of the quarter, on October 4, 1996, the Partnership advanced $100,000 to AmeriShop, Inc.. This indebtedness is evidenced by a 10% Promissory Note due October 5, 1997.

     CCI CODED COMMUNICATIONS, INC. On September 27, 1996, final documentation was executed to complete the May agreement with Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA"), the Bridge Lenders, Renaissance Capital Partners II, Ltd. and Coded. Pursuant to the terms and conditions, ISA received approximately 49,000,000 shares of Coded Communications, Inc. common stock, representing approximately a 67% ownership in Coded. In return Coded received (i) $400,000 in cash; (ii) a guarantee that ISA will place not less than $10 million in orders for Coded's mobile data communication systems and products over an 18 month period, secured by 50% of ISA's shares in Coded; and (iii) a working capital loan from ISA to Coded for $1 million that was converted into common stock at a price of $0.25 per share.

     As of September 27, 1996, holders of Coded's Senior Secured $1,800,000 Bridge Loan, which included the Partnership, delivered all debentures, notes and derivative shares held in Coded and in return received; 1) $400,000 in cash, 2) $600,000 6% Promissory Note, interest payable quarterly. The Promissory Note is due in full the earlier of September 27, 1997, or on the sale of DeCom Systems. The Note is convertible into common shares at a price of $0.25 per share. The conversion price is protected by limited anti-dilution provisions and the Note is secured subject to subordination of up to $5 million in working capital loans, if such are obtained by Coded, and 3) 8,000 shares of Series A Cumulative Convertible Preferred Stock with a face value of $800,000. The stock pays a dividend of 8%, 50% in cash and 50% in common stock of Coded. The Series A Cumulative Preferred Stock has a liquidation preference of $800,000 and is convertible into 2,400,000 shares of Coded common stock.

     The Partnership had a 55.55% interest in the Bridge Loan and accordingly was to receive: $222,200 of cash; $333,300 of 6% Promissory Notes, and 4,445 shares of Series A Convertible Preferred Stock. The Partnership simultaneously agreed to sell $22,240 of its 6% Promissory Notes to another Bridge Loan holder and, therefore, its amount of cash increased and the balance due on the notes decreased.

     As of September 27, 1996, the Partnership exchanged it $4,000,000, 12% Convertible Debenture and $800,000 of accrued interest for a $4,800,000 6% Convertible Debenture, with interest payable semi-annually, 50% in cash and 50% in common stock of Coded. The Debenture is convertible into a new Series B Cumulative Preferred Stock at any time. The Series B Preferred Stock has a liquidation preference and pays a 6% dividend, 50% in cash and 50% in common stock. The Series B Preferred Stock is convertible into 7,344,000 shares of Common stock.

     In addition, the Partnership received 200,000 shares of common stock as interest from the date of the agreement to September 27, 1996.

     CONSOLIDATED HEALTH CARE ASSOCIATES, INC. The Partnership made a follow-on investment of $30,000 in the quarter ended September 30, 1996, under a multiple advance 10% Promissory Note. Total advances under the Note by the Partnership as of September 30, 1996, were $150,000. The Independent General Partners have approved, but the Partnership has not yet advanced an additional $70,000 under the Note.

     INDUSTRIAL HOLDINGS, INC. In September 1996, the Partnership converted $815,000 of its 12% Convertible Debentures into 250,000 shares of the Company's common stock and sold the stock in block sales which generated a capital gain of $963,994. As reported earlier, the Company retired $625,000 of the Debentures in March 1996, for cash, bringing the total value of converted and retired Debentures for 1996 to $1,440,000.

     PRISM GROUP, INC. Prism Group's manufacturing subsidiary, Prism Software Production, L.L.C. (PSP) sold some of its operating assets to PAC Services, Inc. on July 30, 1996, and on August 29, 1996, the balance of the assets of PSP were auctioned and the Company placed in Bankruptcy. On October 10, 1996, the Partnership foreclosed on the assets of Prism Direct and Prism Group, and is currently in the process of selling the remaining assets. All officers have resigned from Prism Group as well as all but one Board member. It is anticipated that the recovery will be nominal.

(2) Material Changes in Operations

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year. If most recent quarter included also cover changes for quarterly period.

     The Partnership currently is not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

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

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of September 30, 1996, all companies are current on interest payments with the following exceptions:
AmeriShop, Inc., is in arrears seven quarters in interest payments to the Partnership in the aggregate amount of $854,986.11 and principal payments of $247,500.00, of which all of the interest has been reserved. Biodynamics International, Inc., is in arrears four quarters in interest payments to the Partnership in the aggregate amount of $49,582.75. Tricom Corporation is in arrears nine quarters in interest payments to the Partnership in the aggregate amount of $625,311.30 and principal payments of $165,000.00 of which $458,398.88 of the interest has been reserved. Prism Group, Inc. is in arrears two quarters in interest payments to the Partnership in the aggregate amount of $76,312.51 of which all has been reserved. Scientific Software-Intercomp, Inc. is in arrears two quarters in interest payments to the Partnership in the aggregate amount of $45,452.07. U.S. Fax, Inc. is in arrears two quarters in interest payments to the Partnership in the aggregate amount of $5,207.43.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             RENAISSANCE CAPITAL PARTNERS II, LTD.



November 19, 1996                  /s/ Russell Cleveland
                    --------------------------------------------------
                                Renaissance Capital Group, Inc.,
                                  Managing General Partner
                                Russell Cleveland, President



November 19, 1996                 /s/ Barbe Butschek
                    ---------------------------------------------------
                              Renaissance Capital Group, Inc.,
                                 Managing General Partner
                           Barbe Butschek, Chief Financial Officer