Form 10-K
period 1996-12-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1997-03-31
CIK 871867

                                     FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549
MARK ONE
 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the Fiscal Year Ended December 31, 1996   Commission File No. 0- 38593
                            -----------------                       --------

                        RENAISSANCE CAPITAL PARTNERS II, LTD.
                (Exact name of registrant as specified in its charter)

                   TEXAS                               75-2407159
(State of incorporation or organization) (I.R.S. Employer Identification No.)

             SUITE 210, LB 59,
      8080 NORTH CENTRAL EXPRESSWAY,
             DALLAS, TEXAS                               75206
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code   (214) 891-8294

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

     Indicate by check mark if disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.(    )

     State the aggregate market value of the voting stock held by non affiliates of the registrant.

     As of December 31, 1996, there were 43,434.01 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $1,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1995 is $26,634,818. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1996 is $38,025.

                                     Part I
                                     ------

ITEM 1.  BUSINESS.

   GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Partners II, Ltd. (sometimes referred to as the "Registrant" or the "Partnership") is a Texas limited partnership, (organized as of January 14, 1991 with commencement of operations on January 6, 1992), that has elected to operate as a business development company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On January 23, 1991, the Partnership filed a registration statement on Form N-2 for the sale of up to 50,000 Limited Partnership Units at an offering price of $1,000 per
Unit.   The Partnership continued the offering until March 31, 1992 at which time the offering was closed.

     The investment objective of the Partnership is to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the "Debentures") of small and medium size public companies ("Portfolio Companies"). The Partnership's stated goal is to achieve a 10% annual current return to the holders of limited partnership interests (the "Interests"); provided, however, that such current return will be increased or decreased from time to time, dependent upon the actual operating results of the Partnership.

     Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, serves as the managing general partner (the "Managing General Partner") and as investment adviser to the Partnership. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") and the Texas Securities Act. However, these activities are subject to the supervision of two Independent General Partners of the Partnership who provide guidance with respect to the operations of the Partnership (the "Independent General Partners") (see "Item 10. Directors and Executive Officers of Registrant").

     Generally, investments will be made in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or that have made arrangements, satisfactory to the Partnership, for commencement of such registration in conjunction with the financing. The terms of the documents evidencing the Partnership's investment ("Portfolio Investments") in Portfolio Companies generally provide that the Partnership will have the right to convert its Debentures into or otherwise acquire common stock in exchange for its Debentures. Each financing has been, and it is generally contemplated will continue to be, a direct placement with the Portfolio Company.

     Accordingly, while such common stock of the Portfolio Company may be publicly traded, the common stock to be acquired by the Partnership is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act of 1933, as amended (the "Securities Act"), or after registration pursuant to the Securities Act.

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


     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments," such being generally defined, as direct placements to qualifying companies and temporary investments in "cash items" pending other investments.
However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments," such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible debenture securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Partnership's funds were invested in "Temporary Investments" consisting primarily of money market funds.

     At December 31, 1996 the Partnership's investment assets were classified by amount as follows:

         Classification              Cost                Percentage

         --------------              ----             of Investments
                                                      --------------
 Eligible Portfolio Companies    $23,363,737               100 %

 Other Portfolio Companies           none                    0 %



   INVESTMENT OBJECTIVES

     The investment objective of the Partnership is to provide its Limited Partners with both current income and long-term capital appreciation.


     The Partnership seeks to provide current cash returns to investors through a priority distribution on each Limited Partner's Capital Contribution of current investment interest income (as defined in the Partnership's Restated Agreement of Limited Partnership) (the "Partnership Agreement") while providing opportunities for capital gains appreciation through appreciation in values of convertible debenture securities.

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


     As a result of decreasing cash resources in 1995 and 1996, the distributions to the Limited Partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.


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



   REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940


     The 1940 Act was enacted to regulate investment companies. In 1980, the 940 Act was amended by the adoption of the Small Business Investment Incentive Act. The purpose of the amendment was to remove regulatory burdens on professionally managed investment companies engaged in providing capital to smaller companies. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.

   BUSINESS DEVELOPMENT COMPANY


       A BDC basically:


     (1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio

         Companies"), and in "cash items" pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies." These qualifications are:

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

     (2) must be prepared to provide "Significant Managerial Assistance" to such Portfolio Companies. Significant Managerial Assistance means,

          as to the Partnership:
        (A) any arrangement whereby the Partnership, through its officers,

            employees, or General Partners, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or
        (B) the exercise of a controlling influence over the Portfolio

            Company.


     Therefore, the General Partners believe that "Eligible Portfolio Companies" are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered.


     Further, the regulations generally provide that the securities must be obtained in direct transactions with the Portfolio Company and as such are generally restricted from transferability in the public markets.

     Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it will not be the general policy of the Partnership to acquire a controlling position in its Portfolio Companies. The Partnership will only provide managerial assistance, and will seek to limit its "control" position by requiring only that a designee of the Partnership be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these will be the Partnership's general policies, the application of these policies will of necessity vary with each investment situation.



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


   NON-QUALIFYING BDC INVESTMENTS


     Further, under the 1940 Act, the Partnership may only acquire qualifying and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of any proposed acquisition, not less than 70% of the value of the Partnership assets consists of qualifying assets. Qualifying assets include, inter alia, Eligible Portfolio Companies; "follow-on" financing to Portfolio Companies in which the BDC is a principal security holder; cash items; U.S. governmental securities; and high-quality, short-term debt securities.

   INVESTMENT ADVISERS ACT OF 1940 AND INVESTMENT ADVISERS AGREEMENT


     The Managing General Partner is the investment adviser to the Partnership pursuant to the Investment Advisory Agreement, as amended on March 7, 1994 and ratified by a majority of the holders of Units on April 22, 1994, (the "Investment Advisory Agreement") and is registered as an investment adviser under the Advisers Act, subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices. While the Advisers Act generally restricts performance compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.


     The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's assets, provided, however that to the extent any portion of such fee is based on an increase in Net Asset Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized, In addition, the Managing General Partner is entitled to receive an incentive fee ("Incentive Fee") in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions and is entitled to receive a quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner elected to calculate the quarterly fees based on the lesser of contributed capital or Net Assets. Had the Managing Partner elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.


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

   PARTNERSHIP TERM


     The Partnership Agreement provides for a term of eight (8) years from the final closing of the initial offering which was March 31, 1993, subject however to the right of the Managing General Partner with the concurrence of at least one Independent General Partner to extend the term for up to two (2) additional one-year periods.


   PARTNERSHIP PORTFOLIO INVESTMENTS


     As of December 31, 1996 the Partnership has made ten (10) Portfolio Investments of which seven (7) are active.


   AMERISHOP, INC.


     AmeriShop provides incentive merchandising and membership buying programs.


     On July 10, 1992, the Partnership invested $750,000 in a 12.5% convertible debenture issued by AmeriShop, Inc. ("AmeriShop") of Grand Rapids, Michigan as the first disbursement under a $1,500,000 loan agreement pursuant to which the Partnership had the option to invest an additional
$750,000 subject to certain conditions.   During 1993, the Partnership
advanced additional money in the form of convertible debentures and as of December 31, 1996, holds $2,000,000 in convertible debentures from AmeriShop. On January 21, 1994, the Partnership advanced AmeriShop $250,000, which note was subsequently rolled into a note in the face amount of $410,000. On March 21, 1994, June 7, 1994, and August 17, 1994 the Partnership provided a 12.5% short term promissory note financing in the amount of $225,000, $300,000 and $300,000 respectively. These advances, along with $193,448 in unpaid past due interest, were rolled over into a single 12.5% short term promissory note in the amount of $1,428,448 due on or before July 1, 1995.


     Interest is payable monthly. The debentures are non-callable for three years, provide for monthly principal installments commencing on July 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on July 1, 1999. At the option of the Partnership, the debentures are convertible at any time into AmeriShop common
stock at $0.56 per share.   The Partnership has the right to demand stock
registration and certain piggyback stock registration rights, and after April 10, 1995, is entitled to at least one such registration at AmeriShop's expense.


     During 1995, the Partnership made additional investments of $125,000 and $75,000 in the form of 10% promissory notes due March 31, 1996 and on October 4, 1996, the Partnership advanced an additional $100,000 evidenced by a 10% promissory note due October 5, 1997. This last advance results in an aggregate promissory note of $1,728,448.

     As of December 31, 1996, all accrued interest due on the debentures and notes have been fully reserved. AmeriShop is not in compliance with its loan covenants, nor is it in compliance with its principal and interest payment requirements. The Partnership has waived default by the Company until March 31, 1997.


     The valuation reserve was increased from $500,000 to $1,000,000 at December 31, 1996.


      James Kenney, formerly an officer of the Managing General Partner was elected to the Board of Directors of AmeriShop as a Partnership Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee on AmeriShop's Board of Directors.


   BIODYNAMICS INTERNATIONAL, INC.


     Biodynamics processes, manufactures and distributes worldwide, specialty surgical products for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. Its major business is the processing of tissue using the "Tutoplast" process, a patented method of sterilizing and preserving skin and bone tissue for wound-care treatment. The Company is establishing a tissue processing facility in connection with the University of Florida Tissue Bank.


     On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Biodynamics International, Inc. ("Biodynamics"). On November 11, 1994, the Partnership invested an additional $1,250,000 and exchanged the convertible debenture holdings along with accrued interest of $115,274 for 351,388 shares of the Biodynamic's 9% Series "B" Convertible Preferred Stock. Effective November 30, 1995, the Partnership exchanged the 351,388 shares of Series "B" 9% Convertible Preferred Stock along with the accumulated dividends due in the amount of $299,552 for 32,665 shares of Series "C" 9% Convertible Preferred Stock, stated value $127.50 per share. This Series "C" Preferred Stock is convertible into the Company's common stock at a rate of $0.85 per share or into 4,899,750 shares of common stock. This transaction lowered the conversion price per share of common stock from $1.10 to $0.85.


     In addition to the above stock conversion, under a Senior B Loan Agreement on November 22, 1995, the Partnership advanced DM271,358 ($189,131) and on March 22, 1996, and additional DM271,358 ($184,933) was advanced bringing total mezzanine loans to $374,064. The Notes have a 10% interest rate and are convertible into Series C Preferred Stock at a rate of DM1.435 per US$1.00.


     The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after October 9, 1995, is entitled to at least one such registration at Biodynamic's expense.

     Elroy G. Roelke, Senior Vice President and General Counsel (until his retirement on December 31, 1996) of the Managing General Partner, and currently a Director and Shareholder of the Managing General Partner is a member of the Board of Directors of Biodynamics International, Inc. as the Partnership's Director Designee.


   CODED COMMUNICATIONS, INC.


     Coded is a manufacturer of digital transmission systems for mobile fleet operations.


     On October 9, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Coded Communications, Inc. ("Coded") of Carlsbad, California as the first disbursement under a $3,500,000 loan agreement pursuant to which the Partnership had the option to invest an additional $1,000,000 subject to certain conditions. This additional investment of $1,000,000 was made on July 21, 1993 and then a further follow-on investment of $500,000 was made on September 24, 1993. Additionally, a $100 option premium was capitalized during 1993. On October, 28, 1994, the Partnership made a $750,000 Bridge Loan, secured by accounts receivable as well as by all of the assets of Coded. This loan was due on January 1, 1995.

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

     As part of a restructuring plan in March 1995, the Company began the process of completing a non-judicial reorganization with the help of the San Diego Credit Association. Under the plan, unsecured creditors of the Company would be termed out over a multi year period and would be paid approximately $0.50 on the dollar.

     On September 27, 1996, final documentation was completed on a March of 1996, agreement with Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA"), the Bridge Lenders, Renaissance Capital Partners II, Ltd. and Coded. Pursuant to the terms and conditions, ISA received approximately 49,000,000 shares of Coded Communications, Inc. common stock, representing approximately 67% ownership in the Company. In return, Coded received (i) $400,000 in cash; (ii) a guarantee that ISA will place not less than $10,000,000 in orders for Coded's mobile data communications systems and products over an 18 month period, secured by 50% of ISA's shares in Coded; and (iii) a working capital loan from ISA to Coded for $1 million that was converted into common stock at a price of $0.25 per share.

     As of September 27, 1996, holders of Coded's $1,800,000 Senior Secured Bridge Loan, which included the Partnership, delivered all debentures, notes and derivative shares held in Coded and in return received; 1) $400,000 in cash, 2) $600,000 6% Promissory Note, interest payable quarterly. The Promissory Note is due in full the earlier of September 27, 1997, or on the sale of DeCom Systems. The Promissory Note is due in full the earlier of September 27, 1997, or on the sale of DeCom Systems. The Note is convertible into common shares of Coded at a price of $0.25 per share. The conversion price is protected by limited anti-dilution provisions and the Note is secured, subject to subordination of up to $5 million of working capital loans if such are obtained by Coded, and 3) 8,000 shares of Series A Cumulative Convertible Preferred Stock with a face value of $800,000. The stock pays an 8% dividend, of which 50% is cash and 50% is common stock of Coded. The Series A Cumulative Preferred Stock is convertible into 2,400,000 shares of Coded common stock.

     The Partnership had a 55.55% interest in the bridge loan and accordingly was to receive $222,200 of cash; $333,300 of the 6% promissory notes, and 4,445 shares of the Series A Cumulative Convertible Preferred Stock. The Partnership simultaneously agreed to sell $22,240 of its 6% Promissory Note to another bridge loan holder and therefore, its amount of cash increased and its balance due on the notes decreased.


     In the September 27, 1996 Agreement, the Partnership exchanged its $4,000,000, 12% convertible debenture and $800,000 of accrued interest for a $4,800,000 6% convertible debenture, with interest due semi-annually, payable 50% in cash and 50% in common stock of Coded. The debenture is convertible into 48,000 shares of new Series B Preferred Stock once vendor claims against Coded were reduced below $1 million.


     On September 27, 1996, the Partnership received 200,000 shares of common stock as interest from the date of the Agreement in March to September 27, 1997.

     The $4,800,000 6% convertible debentures were converted into 48,000 shares of Series B Preferred Stock on December 18, 1996. Simultaneously with this conversion, the Partnership converted, 1,225 shares of its Series B Stock into 200,006 shares of common stock of Coded. The remaining 46,775 shares of Series B Preferred Stock may be converted into 7,636,954 shares of common stock.


     In December 1996, in accordance with the agreement with ISA, the Partnership received 111,000 shares of common stock of Coded applicable to its bridge loan and 800,000 shares of common stock applicable to its original debentures. These shares were issued pursuant to a provision in the Agreement which provides that up to 3 million additional shares of common stock would be issued if certain market prices were established for Coded's stock. One million shares were to be issued once the market price of Coded's stock was $0.25 per share for a period of twenty (20) consecutive trading days following issuance of Coded's 10Q's or 10K's. One million shares are to be issued when the price reaches $0.50 and the last one million shares when the price reaches $1.00. The $0.25 price was established and the shares issued in 1996. Additional shares may be issued if the $0.50 or $1.00 levels are reached. On December 18, 1996, the Partnership received 73,585 shares of common stock representing payment of dividends.

   U.S. FAX/COMPUTER AUTOMATION, INC., ACTION FAX, INC. AND PROTECH, INC.

     Computer Automation was seeking to develop a facsimile ("fax") management system to provide lower cost fax management for multinational companies. Additionally, it provided a maintenance and repair business for it's installed base of process control computers.


     Prior to 1993, the Company also manufactured a line of automatic test equipment for circuit board manufactures. This product line was discontinued during the year and was sold to Protech, Inc. of San Antonio, Texas .


     On February 10, 1992, the Partnership invested $1,750,000 in a 12.5% convertible debenture issued by Computer Automation, Inc. ("Computer Automation") of Richardson, Texas. On July 20, 1992, a $1,000,000 follow on disbursement was made and the loans were restructured in a new convertible debenture. Subsequently, in September, October and November, interim loan financing aggregating $650,000 was provided for a total financing of $3,400,000 as of December 12, 1992.

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


     As of December 31, 1994, shares and receivables from Computer Automation were partially reserved and have a fair value of $584,500. In 1993, Protech, Inc. filed for liquidation pursuant to Chapter 11 of the Bankruptcy Code and as of December 31, 1994, all shares and receivables have been fully reserved.

     As of January 21, 1994, Computer Automation entered into an agreement with Fax Access Xchange, Inc. ("FAX Inc.") pursuant to which its operating subsidiaries along with certain operations of FAX, Inc. would be merged to form Action Fax International, Inc., ("Action Fax") a new company organized to provide an array of fax services, fax management services and fax switching systems. Subsequently, the Board of Directors of Computer
Automation approved the dissolution of the Company.   In connection with this
re-organization, the Partnership received approximately 675,000 Action Fax shares now in payment of the principal and interest of the short term notes.


     In 1995, prior to the exchange with U.S. Fax, the Partnership advanced under four separate term notes an additional $350,000 to ActionFax. In May 1995, as part of a recapitalization of the ActionFax investment, the Partnership exchanged all of its ActionFax Notes and its 675,000 shares of ActionFax International for 3,547,972 shares in U.S. Fax Inc. with a cost of $1,625,000. U.S. Fax is a non-reporting public company which anticipates raising additional capital to execute its business plan.

     On October 6, 1995, the Partnership advanced U.S. Fax $100,000 under a secured loan agreement providing for interest at 12% per annum payable in monthly installments beginning November 1, 1995.


      In July, 1996, U.S. Fax, Inc. notified the Partnership of its intentions to rescind the May, 1995 agreement with ActionFax, Inc. The Partnership has fully reserved the investment prior to this notice and has realized the loss on the investment at December 31, 1996. Any recovery is anticipated to be nominal.

   CONSOLIDATED HEALTH CARE ASSOCIATES, INC.

     CHCA operates physical therapy regabilitation centers.


      On December 29, 1992, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Consolidated Health Care Associates,
Inc.("CHCA") of Franklin, Massachusetts.   Further, on December 30, 1993, the
Partnership provided an additional $500,000 in convertible debentures and $500,000 in a 11% promissory note.

     On June 30, 1994, as part of an overall restructuring of the investment, the Partnership converted its $3,000,000 in convertible debentures, $500,000 term note, and accrued interest of approximately $195,984 for 5,000,000 shares of common stock and 1,195,984 shares of Series A Preferred Stock convertible into 1,594,232 shares of CHCA common stock ($0.75 per share).
The Series A Preferred stock pays a 6% dividend payable quarterly, has a mandatory conversion feature in the event that CHCA raises at least $1,500,000 in cash equity at a price greater to or equal to $0.75 per share and the conversion price is subject to certain anti-dilution rights. As part of this overall restructuring, the CHCA entered into an agreement to repurchase or to arrange for the placement of a substantial block of stock as part of a contract settlement with the CHCA former chairman and CEO. The Partnership loaned the CHCA $100,000 and agreed to disburse an additional $400,000, such financing in the aggregate amount of $500,000 to be consolidated into the issuance of the Series B Convertible Preferred Stock with a conversion price of $0.33 per share. This final disbursement was made on October 24, 1994 at which time the Partnership received 500,000 share of Series B Preferred Stock. The Series B Preferred stock has a 6% coupon payable quarterly, has a mandatory conversion feature in the event that CHCA raises at least $1,500,000 in cash equity at a price greater to or equal to $0.75 per share and the conversion price is subject to certain anti-dilution rights. The Partnership did not receive dividend payments from CHCA during the year ended December 31, 1994 or 1995.


     During 1995, the Company raised additional capital from another investor which triggered the anti-dilution protection found in the Convertible Preferred Stock. The Partnership chose to partially waive those rights for the transaction and in consideration received a reduction in the conversion price of the Series A Preferred Stock from $0.75 to $0.57 per share and with respect to the Series B Preferred Stock a reduction from $0.33 to $0.25 per share.

     During 1996, the Partnership made advances totaling $265,000 under a multiple advance Promissory Note and Security Agreement dated April 25, 1996, as amended January 30, 1997. The Note provides for interest at a rate of 10% payable monthly, and is secured by all assets of the Company, subject to senior debt. In addition, the Partnership received 6/10ths of a share of CHCA's common stock for each dollar of principal loaned. The Note is due on April 17, 1999.

     James Kenney, formerly an officer of the Managing General Partner, was elected to the Board of Directors of CHCA as the Partnership's Director. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company's Board of Directors.


   INDUSTRIAL HOLDINGS, INC.

     On October 8, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Industrial Holdings, Inc. ("IHI") of Houston, Texas.

     IHI is engaged in the manufacture and distribution of industrial supplies.


     Interest is payable monthly. The debenture is non-callable for three years and provides for monthly principal installments commencing on October 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the Debenture is convertible at any time into IHI common
stock at $3.26 per share.   The Partnership has the right to demand stock
registration and certain piggyback stock registration rights, and after October 8, 1995, at least one such registration at the Company's expense.


     On March 15, 1996, the Company paid $625,000 of principal, leaving a Debenture principal balance of $1,875,000. At that time, the Partnership received warrants to purchase 50,000 shares of the Company's common stock at $4.00 per share. These warrants expire on March 31, 1999. The Partnership exercised these warrants in December, 1996, and sold the underlying stock at a gain of $243,750.

     In September, 1996, the Partnership converted $815,000 of the 12% debentures into 250,000 shares of the Company's common stock leaving a principal balance in debentures of $1,060,000. These shares were sold in block sales and generated a capital gain of approximately $964,000.


     On January 10, 1997, the Partnership converted $360,000 of the Debentures into 110,429 shares of IHI common stock. The Partnership has continued to sell this stock in 1997.


     James Kenney, formerly an officer of the Managing General Partner was elected to the Board of Directors of IHI as the Partnership's Director Designee. While Mr. Kenney now serves as a consultant to the Partnership from time to time, the Partnership does not now have a Director Designee to the Company Board of Directors.

   PRISM GROUP, INC.


     Prism is engaged in the computer disk duplication business.


     On November 11, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Prism Group, Inc. ("Prism") of Woodinville, WA. On June 1, 1994, the Partnership invested $1,000,000 in a 12% convertible debenture.

     Interest is payable monthly. The debentures are non-callable for three years and provide for monthly principal installments commencing on January 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on January 1, 2000. At the option of the Partnership, the $2,500,000 12% convertible debenture is convertible at any time into Prism common stock at $3.00 per share. The $1,000,000 12% convertible debenture is convertible at $1.50 per share. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after November 30, 1995 at least one such registration at the Company's expense.


     During 1995, the Company restructured its secured lending base. As part of this restructuring, on June 30, 1995, the Partnership converted its convertible debenture position into 2,500,000 shares of common stock with a cost basis of $0.50 per share, 12,500 shares of Series A Convertible Preferred Stock, par value of $100, with a conversion rate of $0.50 and a new secured convertible debenture in the face amount of $1,288,516, that yields 12% and is also convertible into common stock at $0.50 per share. Both the debentures and preferred stock have anti-dilution provisions. In addition to using the face of its existing convertible debentures, the Partnership capitalized $288,516 of accrued but unpaid interest into the new debenture.


     Prism Group, Inc.'s manufacturing subsidiary, Prism Software Production, L.L.C. (PSP) sold some of its operating assets to PAC Services, Inc. on July 30, 1996, and on August 29, 1996. The balance of the assets were sold at a public auction and PSP placed in bankruptcy. On October 10, 1996, the Partnership foreclosed on the assets of Prism Group, Inc. and its subsidiaries. On December 31, 1996, the Partnership realized its loss on this investment. At the time of foreclosure, it was estimated a recovery of approximately $200,000 would be recovered on this investment. As of December 31, 1996, $142,954 in cash had been recovered leaving a balance in foreclosed assets of $57,046.

   SCIENTIFIC SOFTWARE/INTERCOMP, INC.


     SSI provides data processing software for the petroleum industry.


     On October 30, 1992, the Partnership invested $2,500,000 in a 11% convertible debenture. Series #A, issued by Scientific Software/Intercomp,
Inc.("SSI") of Denver, Colorado   Further, on September 30, 1993, the
Partnership provided an additional $1,000,000 in a 11% convertible debentures, designated as Series #B.

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

     Interest is payable monthly. The remaining principal on the Series #A debentures is non-callable for three years and provides for monthly principal installments commencing on October 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the debenture is
convertible at any time into SSI common stock at $2.39 per share.   The
Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after October 30, 1995, at least one such registration at the SSI's expense. Except for the maturity date of October 1, 2000, the Series #B debentures are on terms equal to the initial debentures.


     Effective April 15, 1996, as part of a capital restructuring which provided $5,000,000 to the Company, the Partnership entered into an agreement which restructured the convertible debentures held by the Partnership. In combination with the new financing and issued on a basis pursuant to the same terms as all parties, the Partnership's $1,750,000 of convertible debentures were converted into the following: (i) a non-convertible secured $1,500,000 Promissory Note paying 7% interest, due April 30, 2001; (ii) a warrant to purchase 450,000 shares of common stock at a price of $3.00 per share on or before April 30, 2001; and (iii) 282,218 shares of common stock of Scientific Software, Inc. with a cost assignment of $250,000.


      On December 31, 1996, the Partnership purchased an additional 115,000 shares of common stock in the market for $55,610.

      Russell Cleveland, the President and director of the Managing General Partner, has been designated as the Partnership's Director Designee and serves as an Advisory Director of the Company.


   APPOINT TECHNOLOGIES, INC.  (formerly Standard Logic, Inc.)


     On September 4, 1992, the Partnership invested $1,250,000 in a 12% convertible debenture issued by Appoint Technologies, Inc. (formerly Standard Logic, Inc. and herein referred to as "ATI") of Anaheim, California as the first disbursement under a $3,000,000 loan agreement pursuant to which the Partnership had a standby commitment to invest an additional $750,000 subject to certain conditions and a follow-on option to invest a further $1,000,000. Subsequently, on December 6, 1992, January 21, 1993 and February 11, 1993 disbursements respectively of $250,000, $500,000 and $550,000 respectively, were made as portions of the follow-on option.

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


     At December 31, 1993, ATI was in default on payment of accrued interest and was not in compliance with certain loan covenants. By agreement with the Company, the Partnership foreclosed on certain collateral relating to its Appoint subsidiary and sold such collateral to the management of the subsidiary in consideration of 2,000,000 shares of ATI stock and 4,558,875 shares of preferred stock which in convertible into common stock at $0.20 per share. This resulted in $3,625 reduction of the principal obligation due to the Partnership from ATI.

     On August 10, 1994, a term loan of $150,000 was made secured by a lien on certain receivables. Subsequently, the Company determined to seek a reorganization pursuant to Chapter 11 of the Bankruptcy Code.


     On September 30, 1995, the Partnership realized a loss on its investment in Appoint Technologies, Inc. and its related investment in ATI. Both of these investments were fully reserved in 1994. The Partnership has received $169,769 of Appoint foreclosed assets. As of December 31, 1996, the Partnership realized the balance of its loss on this investment, after converting all remaining foreclosed assets to cash with the exception of stock held in Starcom Communications, Inc., valued at $30,000.

   TRICOM CORP.

     Tricom is engaged in LAN construction, telephone line construction auditing, parking meter auditing and the provision of coin box services for the pay telephone and parking meter industries.

     On November 11, 1992, the Partnership invested $1,000,000 in a 12% convertible debenture issued by Tricom Corp. ("Tricom") of Santa Monica, California. as the first disbursement under a $2,000,000 loan agreement pursuant to which the Partnership has the follow-on option to invest a further $1,000,000. An initial follow on disbursement of $500,000 was made on March 26, 1993. Subsequently, on June 27, 1994 and December 30, 1994, further disbursements of $200,000 and $50,000 respectively were completed.

     Interest is payable monthly. The debentures are non-callable for three years and provide for monthly principal installments commencing on November 1, 1995 which installments will amortize approximately one/half of the principal with the balance due at maturity on November 1, 1999. At the option of the Partnership, the debenture is convertible at any time into
Tricom common stock at $0.50 per share.   The Partnership has the right to
demand stock registration and certain piggyback stock registration rights, and after November 11, 1995, at least one such registration at the Company's expense.

     During 1995, additional funds were advanced in the amounts of $54,000, $30,000 and $150,000. In connection with the loan of $150,000 in December, 1995, the Partnership received 100,002 warrants to purchase the Company's common stock at $1.50 per share and will be reduced to $1.00 per share should the Company not complete an IPO by November 15, 1996.

     The Partnership, other bridge loan holders, new investors and the Company have entered into n tentative agreement in 1997, to recapitalize the Company. It is anticipated the Partnership will exchange its 12% $1,500,000 debentures and the unpaid interest on all debt totaling $403,600, for 21,536 shares of Tricom preferred stock, par value $100 ($2,153,600). This capitalized the interest of $403,600.

     In addition, the plan calls for the Partnership to exchange its $54,000 Note and $30,000 Note for 186,667 shares of Tricom common stock. The bridge loan of $150,000 debentures and the 1994 promissory notes of $200,000 and $50,000 together with accrued and unpaid interest on all debt totaling $403,600 for 21,536 shares of Tricom preferred stock, par value $100 ($2,153,600). This capitalized the interest of $403,600.

     In addition, the plan calls for the Partnership to exchange its $54,000 Note and $30,000 Note for 186,667 shares of Tricom common stock. The bridge loan of $150,000 will be converted into 333,333 shares of Tricom common stock and earlier warrants canceled. The Partnership would waive its right to anti-dilution protection with the execution of the Agreement. For this, Tricom will issue a three year Warrant to purchase 250,000 shares at $2.00 per share. If the Company has not raised more than $2,000,000 in new equity capital by December 31, 1998, the Warrant shall be exercisable by tendering 5,000 shares of preferred stock on that date.

      The preferred stock, at the option of holder, is to be convertible at any time into common stock at $4.00 per share. A one time conversion price adjustment to $2.00 per share will be made if Tricom has not raised more than $2,000,000 by December 31, 1998. The common stock underlying the preferred stock shall have one demand registration right and certain anti-dilution provision.

      The Partnership agreed to purchase 35,555 shares of common stock for $16,000 in January 1997.

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


     In some instances, the Partnership's requirements as to provision of management assistance will cause it to be non-competitive.

   PERSONNEL


     The Partnership has no direct employees but instead has contracted with the Managing General Partner pursuant to the Partnership Agreement and the Investment Advisory Agreement to provide all management and operation activities. The Managing General Partner currently employs twelve persons who are engaged in performing the duties and functions required by the Partnership. At the present time, a substantial portion of the Managing General Partner's staff time is devoted to activities of the Partnership. However, because of the diversity of skills required, the Partnership cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Partnership.


     The Investment Advisor currently serves as General Partner and manager to Renaissance Capital Partners, Ltd. ("Renaissance I") and as the Investment Advisor to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Renaissance U.S. Growth & Income Trust PLC ("RUSGIT"). Renaissance I is a BDC with investment objectives similar to those of the Partnership. Renaissance I is not actively seeking additional investments. Renaissance III is also a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership. It completed an offering in 1994, that raised approximately $39,352,000. As of December 31, 1996, Renaissance III had completed ten investments totaling approximately $25,709,000 and is actively seeking additional investment opportunities. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu with Renaissance III. In 1996, RUSGIT raised a net investment of approximately $30,789,000 and invested in four companies totaling $9,000,000. In addition, Renaissance Capital Group, Inc. and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.


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


ITEM 2. PROPERTIES.


     The Partnership's business activities are conducted from the offices of the Managing General Partner, which offices are currently leased until December 31, 1997 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement


ITEM 3. LEGAL PROCEEDINGS.


     There are no legal proceedings currently pending with regard to the Partnership.


ITEM 4.  SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.



                                    Part II


ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES.


   TRADING


     There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.


   NUMBER OF HOLDERS


     As of December 31, 1996, there were approximately 1,800 beneficial holders of Limited Partners Interest; one holder of a Managing General Partner Interest; and two holders of Independent General Partners Interest.


   DIVIDEND POLICY


     The Partnership Agreement provided for an initial distribution to be made to the Limited Partners within 30 days after the end of the first quarter following closing of the offering, and thereafter, within 30 days of he end of each subsequent quarter, with the amount of the distributions to be determined at the discretion of the General Partners. It is generally the intention of the General Partners to distribute investment income net of expenses on a quarterly basis. Further, distributions of capital gains will be made as realized.


     As the result of decreasing cash resources in 1995 and 1996, the distributions to the limited partners were discontinued. as the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

ITEM 6.  SELECTED FINANCIAL DATA.


     For the years ended December 31, 1996, 1995, 1994, 1993 and 1992 through December 31, 1996:



                                                1996          1995            1994         1993          1992
                                                ----          ----            ----         ----          ----
   Gross Income  (loss)

   (including realized losses)              $(3,098,478)   $(3,349,784)      $47,215    $3,200,659     $2,028,177
   Net unrealized appreciation

   (depreciation) on investments              1,049,091      1,443,065   (12,650,369)   10,132,217        705,102
   Net income (loss)                         (3,000,121)    (2,825,200)  (13,814,448)   12,309,013      2,353,425

   Income (loss) per limited partnership unit   (68)(64)          (315)          313           152
   Total assets                              26,933,422     29,892,591    33,772,316    50,911,023      24,518,720

   Distributions to partners                         --        600,000     3,100,000     2,506,708      1,200,000
   Distributions per limited partnership unit        --             14            71              64             78





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


     The Managing General Partner has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group, formed
Renaissance I, a limited partnership, and raised net capital contributions of approximately $12,100,000 in a private placement offering for the purpose of making primarily convertible debenture investments in small and medium size public companies. Renaissance I is currently fully invested. The Managing
General Partner has also formed Renaissance III, which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994, that raised approximately $39,352,000, available for investment. As of December 31, 1996, Renaissance Capital Growth & Income
Fund III, Inc. has made ten investments, aggregating $25,709,000 and is actively seeking additional investment opportunities. In the Spring of 1996, Renaissance Capital Group, Inc. formed Renaissance U.S. Growth & Income Trust
PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu with Renaissance
III. In 1996, RUSGIT raised a net investment of approximately $30,789,000, and as of December 31, 1996, invested in four investments totaling
$9,000,000.


     The determination regarding the existence of conflict of interest between these affiliated investment funds and the Registrant, and the resolution of any such conflict, shall vest in the discretion of the General
Partners, subject to the requirements and resolution of the 1940 Act.


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


     As the result of decreasing cash resources in 1995 and 1996, the distributions to the Limited Partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.


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


     So long as the Limited Partners have received distributions sufficient to provide them a cumulative simple annual return of at least ten percent
(10%) on their Capital Contributions in the Units (the "10% Performance
Base"), the Managing General Partner also will become eligible for capital gains performance distributions. The Managing General Partner's performance distribution on net capital gains ("Performance Distributions") will be twenty percent (20%), once the Partnership's distributions to the Limited
Partners exceed the 10% Performance Base.


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


   LIQUIDITY AND CAPITAL RESOURCES


     Through 1992, the Partnership raised gross initial capital of approximately $24,876,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately $22,596,000.


     In 1993, the Partnership raised additional gross capital of approximately $17,998,000 for an aggregate of $42,874,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately
$39,075,000.


     Pending selection of investments in Portfolio Investments, the Partnership's available capital was invested in U.S. government obligations.
During the year 1992, the Partnership invested in nine Portfolio Investments with cost aggregating $19,400,000. Cash Distributions to Limited Partners amounted to $697,016 in 1992 while cash provided by operating activities in 1992 amounted to $1,758,515.


     During the year 1993, the Partnership invested in two additional
Portfolio Investments and made follow-on investments to existing Portfolio
Companies with cost aggregating $12,055,100.  Cash Distributions to Limited
Partners amounted to $2,309,692 in 1993 while cash provided by operating activities in 1993 amounted to $1,743,370.


     During the year 1994, the Partnership made no additional Portfolio
Investments but made follow-on investments to existing Portfolio Companies with cost aggregating $5,978,281. Cash Distributions to Limited Partners amounted to $3,500,000 in 1994, while cash provided by operating activities in 1993 amounted to $1,023,535.


     During 1995, the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $1,073,132.
Cash Distributions to Limited Partners amounted to $899,862 in 1995, while operations for the year resulted in a cash deficit of $465,256.




     During 1996, the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $605,543.
Cash distributions of $138 were made to Limited Partners and operations for the year resulted in a cash deficit of $107,890. Cash was provided from the sale of stock and from the repayment of principal on investments of $2,267,284 and $651,541 respectively.


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


     Additionally, when investments are converted into common stock, generally no dividends are paid. Further, when exchanged or converted into preferred stock, while usually a preferred dividend payment will be provided in the security, yet the ability of the Portfolio Company to meet such requirement is subject to availability of current earnings or earned surplus for dividend payments. As the result of decreasing cash resources in 1995 and 1996, the distributions to the Limited Partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.


     Another possible source of available capital is debt; however, the Partnership does not presently intend to make leveraged investments.
Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to Limited Partners.


   RESULTS OF OPERATIONS


1996 COMPARED TO 1995


     During 1996, the Partnership made no additional portfolio investments but made follow-on investments of $605,543. As a result of prior investments and these follow-on investments, the Partnership's income totaled $923,885 consisting of four net components: interest income aggregating $902,771 and fee income of $18,000. As a result of converting debentures to equity investments, and the necessity of reserving interest accruals, interest income continues to decline. Dividends are down as there are dependent on the availability of portfolio companies earnings for distribution. The estimated value of portfolio investments, as determined by the Managing
General Partner, indicate an increase of $1,049,091 in fair value during 1996. The Partnership realized a loss of $3,536,975 and $1,733,422 on the charge-off of its investment in Prism Group, Inc. and US Fax, Inc., respectively. These combined losses were reduced to $4,054,232 after considering gains on the sale of Industrial Holdings, Inc. stock. Because of the inherent uncertainty of valuations, the Estimated Fair Value as determined by the Managing General Partner may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1. "Business, -
Narrative Description of Business - Partnership Portfolio Investments" and


ITEM 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - VALUATION OF
INVESTMENTS").


     The Partnership incurred obligations in 1996, for the quarterly management fees to the Partnership's investment advisor, the Managing General
Partner of $559,571 and the Independent General Partners of $65,710. In addition, the Partnership reimbursed the Managing General Partner $176,256 for expenses in accordance with the Investment Advisory Agreement.


     No distributions to Limited Partners or the General Partners were made in 1996.


1995 COMPARED TO 1994


     During 1995, the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $1,073,132.
As a result of these follow-on and prior investments, the Partnership's income for 1995 totaled $1,646,611 consisting of four components: interest income aggregating $1,172,775, dividends of $449,816 and fee income and other of $24,020. As a result of the conversion of debentures to equity investments, and the necessity to reserve accrued interest, interest income is declining. A continuation of dividend income will be dependent of the performance of portfolio companies and the availability of earnings to distribute to the Partnership. In addition, the estimated value of portfolio investments, as determined by the Managing General Partner, indicated an increase of $1,443,065 in fair value during 1995. The
Partnership realized a loss of $4,996,375 on the charge-off of its investment in Appoint Technologies, Inc. during the year. Because of the inherent uncertainty of valuations, the Estimated Fair Value as determined by the Managing General Partner may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item -1- "Business, - Narrative
Description of the Business - Partnership Portfolio Investments" and Item -
13-"Certain Relationships and Related Transactions - Valuation of
Investments").


     The Partnership incurred obligations in 1995, for the quarterly management fees to the Partnership's investment advisor, the Managing General
Partner of $562,063 and the Independent General Partners of $65,710. In addition, the Partnership reimbursed the Managing General Partner $290,728 for expenses in accordance with the Investment Advisory Agreement.




     Distributions were declared to the Limited Partners in the amount of $600,000 in 1995, while no distributions were made to the General Partner.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     For the Index to Financial Statements; see "Index to Financial
Statements" on page F-1.


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

     (2)     two or more Independent General Partners.


   MANAGING GENERAL PARTNER--RENAISSANCE CAPITAL GROUP, INC.


     The Managing General Partner is Renaissance Group. Russell Cleveland, the principal shareholder of Renaissance Group, has, through it and its predecessor, for the past 17 years, been engaged in the business of investment management for a series of limited partnership investment funds.
These partnerships generally acquired equity positions through open-market stock purchases in small and medium sized companies after having conducted independent investment research of the prospective portfolio acquisition.
Occasionally, these partnerships sought a director designee position on the board of directors of the Portfolio Companies. Generally, there was not a plan to acquire a controlling ownership or a principal management role in the Portfolio Companies.


The principals and management of Renaissance Group, Inc. are:


     Russell Cleveland, age 58, is the President, principal founder and the majority shareholder of Renaissance Group. He is a Chartered Financial
Analyst who has, for over 25 years, specialized in investing in smaller capitalization companies. Mr. Cleveland also served as a director of Greiner
Engineering, Inc., a consulting engineering firm, which company was a former portfolio investment of a prior Renaissance Group investment partnership.
Mr. Cleveland serves as the Investment Company director designee for the following companies associated with Renaissance Group: Biopharmaceutics, Inc., Global Environmental, Inc., International Movie Group, Inc., and UNICO,




Inc.  He has served as President of the Dallas Association of Investment
Analysts.  Mr. Cleveland is a graduate of the Wharton School of Business.


     Vance M. Arnold, age 53 the Executive Vice President of Renaissance
Capital Group is a Chartered Financial Analyst with extensive experience investing in emerging growth companies over the last 28 years. He has been associated with three bank trust investment departments in Dallas and conducted original research on emerging growth companies leading to investment recommendations for a major southwestern regional brokerage firm.
He also managed a substantial emerging growth mutual fund for six years and private accounts for two investment counseling firms. Mr. Arnold holds a B.B.A. from the University of Texas at Austin and an M.B.A. from East Texas
State University.


     Elroy G. Roelke, age 66, was the Senior Vice President, General Counsel until his retirement on December 31, 1996. He is a shareholder in Renaissance Group since January, 1989. Mr. Roelke serves as the Investment
Company director designee for the following companies associated with Renaissance Group: Tricom Corporation, and Biodynamics International, Inc.
He is the principal shareholder and Chairman of the Knollwood Mercantile
Company, a family owned retail convenience store and liquor store business.
Mr. Roelke is a graduate of Valparaiso University with degrees in business and law and is admitted to the practice of law in the states of Texas and Minnesota.


     Barbe Butschek, age 42, is Senior Vice President and a shareholder of
Renaissance Group and has been associated with Renaissance Group and its predecessor companies since 1977.  She has been responsible for office management, accounting management and records management of the series of investor limited partnerships, including preparation and maintenance of investor tax and information reports.  Ms. Butschek has responsibility for
investor records and information with respect to the Partnership.   Ms.
Butschek is Secretary of RenCap Securities.


   DUTIES OF THE MANAGING GENERAL PARTNER


     The Managing General Partner is charged with the responsibility and authority to handle all daily activities of the Partnership, including commitments for and management of long-term Portfolio Investments, of short-term investments, and, in general, daily operations.


   INDEPENDENT GENERAL PARTNERS


     Under the provisions of the 1940 Act creating BDCs, a majority of the general partners of a partnership (or directors of a corporation) that desire to qualify as a BDC must be "disinterested" or "non-affiliated" general partners (or directors in the case of a corporation).  By definition, the
Managing General Partner as well as any officer or director or other affiliated person of the Managing General Partner, any investment adviser, any accountant for the Partnership, and any legal adviser is considered an
"interested" party.   Therefore, the majority of the general partners must be
individuals who are not involved in the daily activities of the business.



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


     Background and experience of the Independent General Partners:


     Mr. Ernest C. Hill, age 57, has a broad background in convertible securities analysis with major NYSE brokerage and institutional investors.
His specialty is computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to Stanford School of Business where he received an MBA in Investment and Finance with honors.
Prior experience includes service as Assistant Professor of Finance, Southern
Methodist University, and Associate Director of the Southwestern Graduate
School of Banking.


     Mr. Thomas W. Pauken, age 53, has experience both as a corporate executive officer and as the head of an independent federal agency.
Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate
Counsel of Garvon, Inc.  From 1981 to 1985, Mr. Pauken served on President
Reagan's transition team as a White House staff assistant. Later, he was appointed by President Reagan to the office of Director of ACTION, an independent federal agency that encourages volunteerism. He also served as a White House staff assistant and as Associate Director of the White House
Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-Off Stores, Inc. He holds a BA in Political Science from
Georgetown University and a JD degree from Southern Methodist University
School of Law.


ITEM 11.  EXECUTIVE COMPENSATION.


     During 1996, the following payments were made to General Partners of the
Partnership:


CASH COMPENSATION


        Name                     Capacity                    Compensation
        ----                     --------                    ------------

  Renaissance Group      Managing General Partner
                         and Investment Adviser

                            Management fees                    $559,571
                            Expense reimbursement              $176,256


  Ernest C. Hill         Independent                            $32,855

                         General Partner






  Thomas W. Pauken       Independent                            $32,855
                         General Partner


     Quarterly Compensation Payments to Independent General Partners

In return for their services to the Partnership, the Independent General
Partners are paid a regular quarterly cash payment from the Partnership in the amount of $0.24 cents per Unit for the first 25,000 Units ($6,000) and $0.12 per Unit for all Units in excess of 25,000, such fees being payable at the end of the quarter. The Independent General Partners will be entitled to full reimbursement of all reasonable expenses relative to their services on behalf of the Partnership. During the year, payments of $65,710 were made to each of the Independent General Partners Quarterly Compensation Payment to
Managing General Partner


     The Managing General Partner received the following compensation payments from the Partnership:


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

     The Partnership incurred during  the years ended December 31, 1996,  1995 and 1994; $559,571,  $562,063 and $857,478, respectively for management  fees.
For  the years  ended December 31, 1996,  1995 and 1994,  the Managing General
Partner  elected  to calculate  the  quarterly  fee  based  on  the lesser  of
contributed  capital or  Net  Assets.   If the  Managing  General  Partner had
elected to  calculate the fee solely  on Net Assets,  the fee  would have been approximately $153,000 greater than the cumulative fee charged.

   COMPENSATION PURSUANT TO PLANS

     The Partnership does not have any employee benefit plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

LIMITED PARTNERS UNITS

     At  December  31, 1996  neither  the  Managing General  Partner  nor  the
Independent General  Partners own  any Interests.   The  following table  sets
forth information  concerning  the number  of  Limited  Partnership Units  (an
Initial  Limited   Partnership  Unit  equals  $1,000   of  Interest)  of   the
Partnership  beneficially owned at December 31, 1994, by  (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding  Units, (ii) each  director or  executive officer  of the Managing
General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:


                                                Amount
     Name and Address                         Beneficially      Percent of
     of Beneficial Owner                        Owned            Class
     -------------------                     ------------      ----------

     HEB Investment
     and Retirement Plan Trust
     P.O.  Box 839999
     San Antonio, Texas 78212                   3,000            7.15%

     Russell Cleveland
     8080 North Central Expressway, Suite 210
     Dallas, Texas 75206                          125            0.23%

     All directors and executive
     officers of the Managing General
     Partner as a group (1 person)                125            0.23%


SECURITIES  OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT BY THE MANAGING
GENERAL PARTNER

     The following table sets forth information concerning the number of shares of common stock (the "Common Stock") of the Managing General Partner beneficially, owned at December 31, 1996 by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:


                                   Number of
   Name and Address                 Shares     Percent of    Participation
   of Beneficial Owner              Owned        Class        Interest *
   -------------------             --------    ----------    -------------

   Russell Cleveland
   8080 North Central Expressway,
   Suite 210
   Dallas, Texas 75206             720,000       66.66%         57.16%

   Elroy G. Roelke
   8080 North Central Expressway,
   Suite 210
   Dallas, Texas 75206             180,000       16.67%         14.28%

   James Kenney
   8080 North Central Expressway,
   Suite 210
   Dallas, Texas 75206                   0         0.0%*        14.28%

   Barbe Butschek
   8080 North Central Expressway,
   Suite 210
   Dallas, Texas 75206             180,000       16.67%        14.28%



   All directors and
   executive officers of the
   Managing General Partner
   as a group (3 persons)        1,080,000      100.00%       100.00%

   * Mr. Kenney a former officer and director of the Managing General Partner owns no stock in the Managing General Partner but has a 14.3% interest in the Managing General Partner's Performance Distribution.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     Transactions,    including   operational   responsibility,   duties   and
compensation,  are governed  by the  Restated  Partnership Agreement  and  the
Investment Advisory Agreement.    See also "Item  10.  Directors and Executive
Officers of  Registrant  --  Managing General  Partner -  Renaissance  Capital
Group, Inc.   While the  full wording of  the agreement  is controlling, these agreements provide for the following:

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

     As a general principle, the current "fair value" of an investment being valued by the Managing General Partner would be the amount which the Partnership might reasonably expect to receive for it upon its current sale.
There is a range of values that are reasonable for such investments at any particular time.

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

     The Partnership  may also use,  when available, third-party  transactions in  a Portfolio Company's securities  as the basis  of valuation (the "private market method").  The private market method will be used only  with respect to completed  transactions or  firm  offers made  by  sophisticated,  independent
investors.   Securities with  legal, contractual  or practical restrictions on transfer  may be  valued at  a discount  from their  value determined  by  the foregoing methods to reflect such restrictions.

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

   PAYMENTS TO OFFICERS OF THE MANAGING GENERAL PARTNER

     In  addition,  under certain  circumstances,  officers  of  the  Managing
General  Partner  may   receive  compensation  directly  from  the   Portfolio
Companies for the  provision of services  for such  Portfolio Companies.   All
such compensation is subject to the prior approval  of the Independent General
Partners and to compliance with the requirements of the 1940  Act.  During the year ended  December  31, 1996,  while  in  some circumstances  services  were provided, no officer requested compensation.



   AFFILIATED INVESTMENT COMPANIES


     The Managing General Partner has formed, and plans to form other investment partnerships to make investments in similar Portfolio Companies.
Specifically,  Renaissance Group  formed Renaissance  Capital Partners,  Ltd.,
("Renaissance  I")  a  Texas  limited  partnership,  and  raised approximately
$12,100,000 in a private offering for the purpose of making primarily convertible debenture investments in small and medium size public companies.

     During  1994, the  Managing General  Partner formed  Renaissance  Capital
Growth  &  Income  Fund  III,  Inc.  a  closed  end  investment  company  with
investment   objectives  comparable   to  the   Partnership's  and   filed   a
registration statement  and raised approximately  $39,352,000 for the  purpose of making  convertible securities investment  in small  to medium  size public companies.

     In the Spring  of 1996,  the Managing General Partner  formed Renaissance
U.S. Growth & Income Trust PLC ("RUSGIT") a public limited company  registered in  England and Wales,  listed on the London Stock  Exchange, which invests in privately placed  convertible debentures  issued by companies  similar to  the investments of the  Partnership.  RUSGIT will invest primarily pari-passu with
Renaissance III.   In 1996,  RUSGIT raised a  net investment  of approximately
$30,789,000.


     The determination of whether a conflict of interest does, or does not, exist between any party and the Partnership in the future, and the methods of the resolution of any such conflict, shall vest in the discretion of the Independent General Partners, subject to the requirements and restrictions of the 1940 Act.

                                  PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND  REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF THIS FORM 10-K


     Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

FINANCIAL SCHEDULES:

     None are presented as none are applicable


REPORTS ON FORM 8-K

     The Registrant did not file a report on Form 8 K during the fourth quarter of 1996.

EXHIBITS


   3.1  Renaissance Capital Partners II, Ltd. Amended and Restated Agreement
        and Articles of Limited Partnership dated as of September 30, 1991.
        (1)

  10.1 Investment Advisory Agreement as of May 30, 1990, as amended and restated on September 30, 1991 and March 7, 1994. (1) (2)




     (1) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on October 21, 1991

          (Registration No. 33-38593).

     (2) Incorporated by reference from the Registrant's 1996 Proxy filed with Securities and Exchange Commission on or around April 4, 1997.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 28, 1997

                              Renaissance Capital Partners II, Ltd.-
                                        (Registrant)


                              By: Renaissance Capital Group, Inc.
                                   Managing General Partner

                                     /s/ Russell Cleveland
                              By: ______________________________________
                                   Russell Cleveland, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated Signatures.


Signature                               Title                    Date
---------                               -----                    ----

/s/ Russell Cleveland                                         March 28, 1997
------------------------

Russell Cleveland              Chairman, President and
                               Director of the Managing
                               General Partner of the
                               Registrant (Principal
                               Executive Officer and
                               Principal Operating Officer)


/s/ Barbe Butschek                                            March 28, 1997
------------------------
Barbe Butschek                 Senior Vice President,
                               Secretary and Treasurer
                               of the Registrant of

                               the Managing General Partner
                               of the Registrant

/s/ Ernest C. Hill
------------------------
Ernest C.  Hill                Independent General            March 28, 1997

                               Partner of the Registrant
/s/ Thomas W. Pauken
------------------------
Thomas W. Pauken               Independent General            March 28, 1997
                               Partner of the Registrant




                           INDEX TO FINANCIAL STATEMENTS



                                                                   Page
                                                                   ----

Independent Auditors' Report                                       F-2


Statements of Assets, Liabilities and Partners' Equity             F-3
December 31, 1996 and 1995

Statements of Investments-                                    F-4 through F7
December 31, 1996 and 1995


Statements of Operations -                                         F-8
Years ended December 31, 1996, 1995 and 1994

Statements of Partners' Equity -                                   F-9
Years ended December 31, 1996, 1995 and 1994


Statements of Cash Flows -                                  F-10 through F-11
Years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements                               F-12 through F-17



                       INDEPENDENT AUDITORS' REPORT



The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd., including the statements of investments, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
Our procedures included verification of investments owned as of December 31, 1996 and 1995, by examination of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners
II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles.



                                                 KPMG Peat Marwick LLP



Dallas, Texas
February 7, 1997


                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                      Statements of Assets, Liabilities

                            and Partners' Equity

                         December 31, 1996 and 1995




               Assets                            1996                1995
               ------                            ----                ----
Cash and cash equivalents                   $  2,673,170            467,916
Investments at fair value, cost of
  $23,363,737 in 1996 and $28,968,505
  in 1995 (note 4)                            24,042,843         28,598,520
Interest receivable                              114,157            695,365

Other assets                                     103,252            130,790
                                            ------------         ----------
                                            $ 26,933,422         29,892,591
                                            ============         ==========
  Liabilities and Partners' Equity
  --------------------------------


Liabilities:
  Accounts payable                          $     57,217
  Accounts payable - affiliate (note 3)          203,362           219,489
Distributions payable to limited partners                              138
                                            ------------        ----------
                                                 260,579           219,627
                                            ============        ==========


Partners' equity (note 5):
  General partner                                (56,010)          (26,009)
  Limited partners (43,434.01 units
    outstanding)                               26,728,853       29,698,973
                                            -------------       ----------

           Total partners' equity              26,672,843       29,672,964

Commitments and contingencies
     (notes 3 and 4)                           26,933,422       29,892,591
                                            =============       ==========


Limited partners' equity per limited
    partnership unit                        $         615              684








See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                          Statements of Investments
                         December 31, 1996 and 1995



                                                          1996
                                             --------------------------------

Eligible Portfolio Investments -
Convertible Debentures and Notes     Interest    Due                  Fair

        Receivable                     rate      date      cost      value
        ----------                   --------    ----    --------  ---------

Valued at fair value as determined
 by the General Partners (note 4):

 Amerishop, Inc. - premium incentive

  fulfillment company: 1
    Convertible debenture             12.5%    7/1/99  $ 2,000,000  2,000,000
    Note receivable                  varies    varies    1,728,448    728,448

 Biodynamics International Inc. -
  specialty surgical products:

    Note receivable                    10    12/31/99     374,0644     26,598

 Coded Communications, Inc. -
  digital data transmission
  equipment manufacturers:
    Note receivable                     6     9/27/97      311,060    417,834


 Consolidated Health Care
  Associates, Inc. - physical
  therapy rehabilitation centers:1
    Note receivable                    10     4/17/99      265,000    265,000


Industrial Holdings, Inc. - holding
 company for light manufacturing
 companies:
    Convertible debentures             12     10/1/99    1,060,000  3,581,158

Scientific Software, Inc. - software

 and pipeline monitoring:
    Note receivable                     7     4/30/01    1,500,000  1,500,000

Tricom Corp. - telecommunications
 network construction: 1
    Convertible debentures             12     11/1/99    1,500,000  1,500,000

    Notes receivable                 varies   varies       484,000    484,000

Protech, Inc. - telecommunications:
    Convertible debenture              11    09/30/99       67,500
                                                         ---------   --------
                                                         9,290,072 10,903,038
                                                         ========= ==========

                                   (Continued)



                   RENAISSANCE CAPITAL PARTNERS II, LTD.


                   Statements of Investments, Continued

                                                          1996
                                       --------------------------------------
    Eligible Portfolio
   Investments - Common                                                 Fair

    and Preferred Stock               Shares            Cost            value
    -------------------               ------            ----            -----
Valued at fair value as determined
 by the General Partners (note 4):

Biodynamics International Inc. -
 specialty surgical products: 1

    Series C convertible preferred      32,665     $ 4,164,826      4,699,739

Coded Communications, Inc. -
 digital data transmission
 equipment manufacturers:
    Series A convertible preferred       4,445         410,343        501,396

    Series B convertible preferred      46,775       4,244,245      4,244,245
    Common                           1,384,591         722,657        520,606

Consolidated Health Care
 Associates, Inc. - physical
 therapy rehabilitation centers: 1

    Common                           5,159,000       2,500,000      1,617,002
    Series A preferred               1,195,984       1,195,984        677,986
    Series B preferred                 500,000         500,000        646,250

Scientific Software Inc. - software
 and pipeline monitoring:

    Common                             397,218         305,610        202,581

StarComm Products, Inc. -
 input devices for personal computers:
    Common                               8,333          30,000         30,000
                                      ---------       ---------      --------
                                                    14,073,665     13,139,805

                                                    ----------     ----------
                                                  $ 23,363,737     24,042,843
                                                  ============     ==========





1 - Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock are delinquent as of December
31, 1996.



                                                                  (Continued)



                          RENAISSANCE CAPITAL PARTNERS II, LTD.


                          Statements of Investments, Continued

                                                                                           1995
                                                                     ------------------------------------------
          Eligible Portfolio Investments -
        Convertible Debentures and Notes                     Interest     Due                            Fair
                     Receivable                                rate       date         Cost             value
                   --------------                            -------    -------       -------         ---------
   Valued at fair value as determined by the
      General Partners (note 4):

      AmeriShop, Inc. - premium incentive fulfillment
         company: 1
         Convertible debenture                                12.5%      7/1/99    $  2,000,000        2,000,000
         Note receivable                                     varies      7/1/96       1,628,448        1,128,448
      Coded Communications, Inc. -
       digital data transmission
       equipment manufacturers: 1
         Convertible debenture                                 12       10/1/99       4,000,100        2,500,100
         Note receivable                                     varies     4/17/96       1,000,000        1,000,000
      Industrial Holdings, Inc. -
         holding company for light
         manufacturing companies:
          Convertible debenture                                 12       10/1/99       2,475,000        2,943,808
      Prism Group, Inc. - duplication
        and packaging of software: 1
          Convertible debenture                                 12        1/1/00       1,288,516        1,288,516
      Protech, Inc. - telecommunications:
         Convertible debenture                                  10       9/30/99          67,500           67,500
      Biodynamics International Inc. -
        specialty surgical products: 1
          Note receivable                                       10      12/31/99         189,131          189,131
      U.S. Fax, Inc. - digital data
        transmission equipment
        manufacturer:
          Note receivable                                       12        1/1/96         100,000          100,000
      Scientific Software/Intercomp,
        Inc. - software and pipeline
        monitoring: 1
          Convertible debentures:
           Series #A                                            11        10/1/99        750,000          884,937
           Series #B                                            11        10/1/00      1,000,000        1,179,916
       Tricom Corp. -
         telecommunications network
         construction: 1
           Convertible debenture                                12        11/1/99     1,500,000         1,500,000
           Notes receivable                                   12.5         varies       484,000           484,000
                                                                                      ---------         ---------
                                                                                     16,482,695        15,266,356
                                                                                     ----------        ----------

                                                            (Continued)

                         RENAISSANCE CAPITAL PARTNERS II, LTD.

                                                                  1995
                                              ---------------------------------------------

     Eligible Portfolio Investments -                                                Fair
       Common and Preferred Stock             Shares              Cost               Value
       --------------------------             ------              ----               -----
Valued at fair value as determined by the
   General Partners (note 4):


   Prism Group, Inc. - duplication and
      packaging software:
         Common stock                       2,500,000        $   1,250,000          709,375
         Preferred stock                       12,500            1,250,000          709,375
   Biodynamics International, Inc. -
      specialty surgical products: 1

         Preferred Stock                       32,665            4,164,826        3,116,492
   Consolidated Health Care
      Associates, Inc. - physical therapy
      rehabilitation centers: 1
         Common stock                       5,000,000            2,500,000        1,271,875
         Preferred stock                    1,695,984            1,695,984        1,695,984

   U.S. Fax, Inc. - digital data
      transmission equipment
      manufacturer:
         Common stock                       3,547,972            1,625,000        5,829,063
                                                                ----------       ----------
                                                                12,485,810       13,332,164

                                                                ----------       ----------
                                                               $28,968,505       28,598,520
                                                                ==========       ==========



1 - Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock are delinquent as of December 31, 1995.










See accompanying notes to financial statements.

                        RENAISSANCE CAPITAL PARTNERS II, LTD.


                             Statements of Operations

                     Years ended December 31, 1996, 1995 and 1994


[CAPTION]

                                                          1996          1995          1994
                                                          ----          ----          ----
Income:
   Interest                                           $  902,771     1,172,775     2,329,300
   Dividends                                              34,983       449,816       240,424

   Loss on short term investments
      (note 2)                                                -            -        (325,873)
   Commitment, closing and management fees                18,000        24,000        96,953
                                                      ----------     ---------     ---------
                                                         955,754     1,646,591     2,340,894
                                                      ----------     ---------     ---------

Expenses (note 3):
   General and administrative                            391,163       356,418       353,816
   Management fees                                       559,571       562,063       857,478
                                                       ---------     ---------     ---------
Investment income (loss):
   Net unrealized appreciation

     (depreciation) on investments
     (note 4)                                          1,049,091     1,443,065   (12,650,379)
   Net realized loss on investments                   (4,054,232)   (4,996,375)   (2,293,679)
                                                      ----------     ---------    ----------
        Investment loss                               (3,005,141)   (3,553,310)  (14,944,048)
                                                      -----------    ---------    ----------

        Net loss                                     $(3,000,121)   (2,825,200)  (13,814,448)
                                                      ==========     =========    ==========
Limited Partners' share of net loss
   ($(68.38), $(64.40), and
   $(314.76) per unit for 1996, 1995
   and 1994, respectively)                           $(2,970,120)   (2,796,948)  (13,676,304)

General Partner's share of net loss                      (30,001)      (28,252)     (138,144)
                                                      ----------     ---------    ----------

      Net loss                                       $(3,000,121)   (2,825,200)  (13,814,448)
                                                      ==========     =========    ==========


See accompanying notes to financial statements.




                           RENAISSANCE CAPITAL PARTNERS II, LTD.

                             Statements of Partners' Equity

                     Years ended December 31, 1996, 1995 and 1994




                                     General         Limited
                                     Partner         Partners        Total
                                     -------         --------        -----

Balance, December 31, 1993         $ 140,387       49,883,890     50,024,277

   Net loss

   Distributions (note 5)           (138,144)     (13,676,304)   (13,814,448)
                                          -        (3,100,000)    (3,100,000)
                                     -------       ----------     ----------

Balance, December 31, 1994             2,243       33,107,586     33,109,829


   Redemption of 15 limited
     partnership units                   -           (11,665)       (11,665)
   Net loss                          (28,252)     (2,796,948)    (2,825,200)
   Distributions (note 5)                -          (600,000)      (600,000)
                                     -------       ---------      ---------
Balance, December 31, 1995           (26,252)     29,698,973     29,672,964

   Net loss                          (30,001)     (2,970,120)    (3,000,121)
                                     -------      ----------     ----------
Balance, December 31, 1996          $(56,010)     26,728,853     26,972,843
                                     =======      ==========     ==========




See accompanying notes to financial statements.


                              RENAISSANCE CAPITAL PARTNERS II, LTD.

                                    Statements of Cash Flows

                         Years ended December 31, 1996, 1995 and 1994

                                                  1996             1995             1994
                                                  ----             ----             ----
Cash flows from operating activities:
  Net loss                                    $(3,000,121)     (2,825,200)     (13,814,448)

  Adjustment to reconcile net loss
     to net cash (used in) provided by
     operating activities:
       Net unrealized (appreciation)
          depreciation on investments          (1,049,091)     (1,443,065)      12,650,369
       Net realized loss on investments         4,054,232       4,996,375        2,293,679
       Decrease in other assets                   197,538             -                -

       Increase in interest receivable           (351,538)     (1,050,368)        (281,806)
       Increase in accounts payable                57,217             -                -
       Increase (decrease) in accounts payable-
          affiliate                               (16,127)       (142,998)        (175,741)
             Net cash (used in) provided by
                operating activities             (107,890)       (465,256)       1,023,535


Cash flows from investing activities:
   Purchase of investments                       (605,543)     (1,073,132)      (5,978,281)
   Investments in short term investments, net          -               -         7,821,007
   Proceeds from sale of investments            2,267,284          19,210        3,024,743
   Repayment of principal on investments          651,541          25,000          165,000

                                                ---------       ---------        ---------
                Net cash provided by (used in)
                   investing activities         2,313,282      (1,028,922)       5,032,469
                                                ---------       ---------        ---------
Cash flows from financing activities:
   Redemption of limited partnership units            -           (11,665)             -

   Distributions to limited partners                 (138)       (899,862)      (3,500,000)
                                                ---------       ---------        ---------
                Net cash used in finaning
                   activities                   2,313,282      (1,028,922)       5,032,469
                                                ---------       ---------        ---------
Cash flows from financing activities:

   Redemption of limited partnership units            -           (11,665)             -
   Distributions to limited partners                 (138)       (899,862)      (3,500,000)
                                                ---------       ---------        ---------
                Net cash used in financing
                   activities                        (138)       (911,527)      (3,500,000)
                                                ---------       ---------        ---------

Net increase (decrease) in cash and
   cash equivalents                             2,205,254      (2,405,705)       2,556,004
Cash and cash equivalents at beginning
   of the year                                    467,916       2,873,621          317,617
                                                ---------       ---------        ---------
Cash and cash equivalents at end of the year   $2,673,170         467,916        2,873,621

                                                =========       =========        =========

                       RENAISSANCE CAPITAL PARTNERS II, LTD.

Noncash investing transactions:

     During 1996 and 1995, $932,746 and $838,067 of interest receivable was capitalized to convertible debentures, notes receivable or common stock, respectively.


     During 1996 the Partnership received 8,333 shares of StarComm Products, Inc. common stock (value of $30,000) as settlement on foreclosed assets (included in other assets) with a book value of $66,068. The Partnership realized a loss of $35,477, net of transaction costs in the accompanying financial statements on such settlement.

     During 1996, the Partnership wrote off its investment in Prism Group, Inc. The Partnership acquired $200,000 of foreclosed assets in settlement which are included in other assets in the accompanying financial statements.

     The fourth quarter partnership distributions of $138 and $300,000 were accrued as of December 31, 1995 and 1994, respectively.


     During 1995, certain investments were exchanged for other assets totaling $130,790.





























See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS II, LTD.

                         Notes to Financial Statements

                       December 31, 1996, 1995 and 1994


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

     (c)  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT


Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year. The weighted average limited partnership Units outstanding were 43,434.01 during 1996 and 1995 and 43,449.01 during 1994.

     (d)  FEDERAL INCOME TAXES

In accordance with Federal income tax regulations, no income taxes are levied in a partnership, but rather on the individual partners. Consequently, no Federal income taxes have been reflected in the accompanying financial statements.

                      RENAISSANCE CAPITAL PARTNERS II, LTD.

                         Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


     (e) SHORT TERM INVESTMENTS

Short term investments represented money market and mutual fund investments of excess cash. Such investments were valued at quoted market value. Realized and unrealized gains (losses) on such investments were recorded as loss on short term investments in the accompanying statements of operations and amounted to ($325,783) in realized losses in 1994.


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

     (g) MANAGEMENT ESTIMATES


The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the years. Actual results could differ significantly from those estimates.

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

                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                         Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the Net Assets after the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. The Partnership incurred, during the years ended December 31, 1996, 1995 and 1994, $559,571, $562,063 and $857,478, respectively, for such management fees. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Net Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.

The Managing General Partner was reimbursed by the Partnership for administrative expenses incurred by the Managing General Partner on behalf of the Partnership. Such reimbursements were $176,256, $290,728 and $108,489 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

Each of the Independent General Partners receives a quarterly fee of $.24 per unit for the first 25,000 units and $.12 per unit for all units in excess of 25,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts totaled $65,710 in 1996, 1995 and 1994 and are included in general and administrative expenses in the accompanying statements of operations.

(4) INVESTMENTS

The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities, and partners' equity as of December 31, 1996 and 1995 at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

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

The Partnership Agreement and the original offering document specify that securities held by the Partnership shall be valued as follows:

                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                         Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


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

As of December 31, 1996 and 1995, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners, of $24,042,843 and $28,598,520 , respectively. Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following.

     * Original cost
     * Quoted market value
     * The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock

     * Original cost less a valuation reserve for  collectibility concerns

                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                         Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


The financial statements include unregistered securities of publicly-held companies valued at $24,042,843 (89% of total assets) and $28,598,520 (96% of total assets) as of December 31, 1996 and 1995, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

As of December 31, 1996 and 1995, the net unrealized appreciation
(depreciation) associated with investments held by the Partnership was $679,106 and $(369,985), respectively.

(5) PARTNERS' EQUITY

Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined in the Partnership Agreement, are allocated 1% to the Managing General Partner and 99% to the Limited Partners, except prior to the initial closing date when all items were allocated 99% to the Managing General Partner and 1% to the Initial Limited Partner. All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1996 ,1995 and 1994, the net unrealized appreciation or depreciation was allocated 99% to the Limited Partners. If the investments in convertible debentures had been disposed of at their estimated fair values, as determined by the Managing General Partner and approved by the Independent General Partners, there would have been no additional allocation to the Managing General Partner under the terms of the Partnership Agreement and Investment Advisory Agreement.

Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1996 and 1995, the distributions to the limited partners were discontinued. As the Partnership's investments are liquidated or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon Capital Transactions and the cash resources available. In addition, the Managing General Partner has the discretion to discontinue payment of the management fees or expense reimbursements if cash resources are further limited.