Form 10-Q
period 1997-03-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1997-05-29
CIK 871867

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended March 31, 1997

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

                              (Unaudited)
[CAPTION]

  Assets                              December 31, 1996           March 31, 1997
  ------                              -----------------           --------------
Cash and cash equivalents              $  2,673,170                $  3,840,393
Investments at market value, cost
    of $23,363,737 and $22,908,583       24,042,843                  20,909,922
Interest receivable                         114,157                     135,442
Other assets                                103,252                      67,681
                                        -----------                 -----------
                                        $26,933,422                 $24,953,438
                                        ===========                 ===========



  Liabilities and Partners' Equity
  --------------------------------
Accounts payable                         $   57,217                  $       -
Accounts payable - related parties          203,362                     179,619
                                         ----------                  ----------
    Total liabilities                       260,579                     179,619
                                         ----------                  ----------
Partners' equity (deficit):
  General partner                           (56,010)                    (74,206)
  Limited partners (43,304.01 units)     26,728,853                  24,848,025
                                        -----------                 -----------
    Total partners' equity               26,672,843                  24,773,819
                                        -----------                 -----------
                                        $26,933,422                 $24,953,438
                                        ===========                 ===========

See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS II, LTD.
                             STATEMENT OF INCOME

                                (Unaudited)

[CAPTION]

                                                Three Months ended March 31,
                                                 1996                  1997
                                               --------              --------
Income:
  Interest                                  $   195,449         $     68,946
  Dividends                                       4,407               22,450
  Other income                                    9,607                   -
                                            -----------         ------------
                                                209,463               91,396
                                            -----------         ------------
Expenses:
  Legal fees                                     19,281                6,021
  Accounting and professional                    58,964               13,149
  Marketing and promotional                          36                   -
  Independent general partner fees               16,427               16,427
  Other general and administrative                2,336               10,464
  Management fees                               133,254              121,849
                                            -----------         ------------
                                                230,298              167,910
                                            -----------         ------------

      Net income (loss) from operations         (20,835)             (76,514)


Net realized and unrealized loss
 on investments                              (3,134,582)          (1,743,134)
                                            -----------         ------------

      Decrease in assets from
         operations                        ($ 3,155,417)       ($  1,819,648)
                                            ===========          ============

       Loss per weighted average
        limited partnership unit           $     (71.90)       $     (41.60)
                                           ============         ============



See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                      Three Months Ended March 31, 1997

                                (Unaudited)


[CAPTION]

                                             General       Limited
                                             Partner       Partners          Total
                                            ---------     ----------      -----------
Balance at December 31, 1996               ($ 56,010)     $26,728,853     $26,672,843

Liquidation of Partners Interests                 -      (     79,376)   (     79,376)
                                            --------      -----------     -----------

Net loss                                   (  18,196)    (  1,801,452)   (  1,819,648)
                                            --------      -----------     -----------

Balance at March 31, 1997                  ($ 74,206)     $24,848,025     $24,773,819
                                            ========      ===========     ===========
















See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                           STATEMENT OF CASH FLOWS

                                 (Unaudited)
[CAPTION]

                                                                      Three Months ended March 31,
                                                                      1996                   1997
                                                                      ----                   ----
Cash flows from operating activities:
  Net loss                                                      ($  3,155,417)          ($ 1,819,648)
                                                                 ------------            -----------
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Net realized and unrealized
     loss on investments                                            3,134,582              1,743,134
    (Increase) decrease in interest receivable                         30,910                (21,285)
    Decrease in accounts payable                                      (85,100)               (80,960)
                                                                 ------------            -----------
      Total adjustments                                             3,080,392              1,640,889
                                                                 ------------            -----------
      Net cash used by operating activities                           (75,025)              (178,759)
                                                                 ------------            -----------
Cash flows from investing activities:
  Investments in securities                                                -                 (16,000)
  Investments in convertible debentures and notes receivable         (184,933)                    -
  Principal payments of notes receivable                              638,655                     -
  Reduction of other assets                                             7,225                 35,571
  Proceeds from sale of securities                                         -               1,405,787
                                                                 ------------            -----------
      Net cash provided (used) by investing activities                460,947              1,425,358
                                                                 ------------            -----------
Cash flows from financing activities:
  Limited partner withdrawal                                               -                 (79,376)
  Cash distributions to limited partners                                 (138)                    -
                                                                 ------------            -----------
      Net cash used by financing activities                              (138)               (79,376)
                                                                 ------------            -----------
        Net increase (decrease) in cash                               385,784              1,167,223

        Cash and cash equivalents at the beginning of the period      467,916              2,673,170
                                                                 ------------            -----------
        Cash and cash equivalents at the end of the period       $    853,700           $  3,840,393
                                                                 ============           ============




See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1997

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Cash and Cash Equivalents - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended March 31, 1997.

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

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1997

                                 (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     F. Interest income - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $152,871, and the amount determined to be uncollectible and charged against the income was $83,925.

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

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1997

                                 (Unaudited)

4.  MANAGEMENT AGREEMENT AND FEES (continued)

On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in net assets value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees paid to the Managing General Partner during the three months ended March 31, 1997 were $121,849.

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

     Pursuant to the Management Agreement as described in Note 4 above, the Partnership owed the Managing General Partner $163,192 at March 31, 1997, which includes the first quarter management fee.

     At March 31, 1997, the Partnership owed the two Independent General Partners $16,427 for the first quarter Independent General Partner fees as defined in the Partnership Agreement.

6.  INVESTMENTS

     The Partnership realized net capital gains from the sales of securities of $934,633. The basis of these assets, $471,154, was composed of $111,154 for shares of common stock of Coded Communications Corporation and $360,000 for converted quantities of Industrial Holdings, Inc.

     The Partnership also invested $16,000 in 35,555 shares in the common stock of Tricom Corporation.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                               March 31, 1997

                                 (Unaudited)

6.  INVESTMENTS (continued)

[CAPTION]

                      INVESTMENT VALUATION SUMMARY
                                                           CONVERSION          FAIR
                                               COST      OR FACE VALUE         VALUE
AMERISHOP CORP.
12.50% Convertible Debenture,
Conversion price $.56, maturity 7/1/99    $ 2,000,000     $  2,000,000     $ 2,000,000
Promissory Notes                            1,728,448        1,728,448         728,448

BIODYNAMICS INTERNATIONAL, INC.
Preferred stock                             4,164,826        4,164,826       4,164,826
Promissory Notes                              374,064          374,064         374,064

CODED COMMUNICATIONS, INC.
Preferred Stock                             4,654,588        4,710,970       4,682,967
Common Stock                                  611,503          414,605         389,729
Promissory Note                               311,060          435,484         359,355

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
Preferred Stock                             1,695,984          896,485         842,696
Common Stock                                2,500,000        1,128,531       1,010,819
Promissory Notes                              265,000          265,000         265,000

INDUSTRIAL HOLDINGS, INC.
12% Convertible Debentures, Conversion
 price $3.26, maturity 10/1/99                700,000        2,335,123       2,311,771

SCIENTIFIC SOFTWARE, INC.
Convertible Debentures,
Conversion price $3.33, maturity 10/1/99    1,500,000        1,500,000       1,500,000
Common Stock                                  305,610          250,247         250,247

STARCOM COMMUNICATIONS
Common Stock                                   30,000           30,000          30,000









6.  INVESTMENTS (continued)

                      INVESTMENT VALUATION SUMMARY (continued)

                                                           CONVERSION          FAIR
                                               COST      OR FACE VALUE         VALUE

TRICOM CORPORATION
12% Convertible Debenture,
Conversion price $.50, maturity 11/1/99     1,500,000        1,500,000       1,500,000
Promissory Notes                              484,000          484,000         484,000
Common Stock                                   16,000           16,000          16,000

PROTECH, INC.
Promissory Notes                               67,500           67,500              -
                                           ----------      -----------     -----------
                                          $22,908,583      $22,301,283     $20,909,922
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

     The following Portfolio transactions are noted for the quarter (portfolio companies are herein referred to as the "Company"):

     BIODYNAMICS INTERNATIONAL, INC. On April 29, 1997, the Partnership advanced $500,000 to the Company on a 60 day promissory note.

     CODED COMMUNICATIONS CORPORATION.   During the quarter ended March 31,
1997, the Partnership sold 200,006 shares of the Company's stock for $76,177, recording a loss of $34,907 on the transactions. As of May 23, 1997, the Fund has sold an additional 100,000 shares for $30,989, a loss of $24,586.

     CONSOLIDATED HEATLH CARE ASSOCIATES, INC. Effective May 1, 1997, the Partnership and the Company entered into a new loan agreement which canceled the $265,000 multiple advance Promissory Note due on April 17,1999 and
replaced it with a new installment note.   The  new 10%, $264,000 Installment
Promissory Note and Security Agreement which was executed, calls for 23 monthly principal and interest installments of $5,609.22 beginning on June 15, 1997 and a final installment of $173,836.63 on June 15, 1999.

     INDUSTRIAL HOLDINGS, INC. On January 10, 1997, the Partnership converted $360,000 of the Company's Debentures into 110,429 shares of the Company's common stock, which were subsequently sold during the quarter for $1,329,607, resulting in a gain of $969,607. On April 3, 1997, the Partnership converted $200,000 of Debentures into 61,350 shares of common stock. At March 31, 1997, the Partnership had $500,000 in debentures and 61,350 shares of the Company's common stock remaining in this investment. As of 5/27/97, 86,850 shares of these two conversions have been sold for $880,886, a net gain to the Partnership of $597,756.

     TRICOM CORP. The Partnership, other bridge loan holders, new investors and the Company entered into a tentative agreement to recapitalize the Company. The plan calls for the Partnership to exchange its 12% $1,000,000 Debenture dated November 19, 1992, its $500,000 Debenture dated March 26, 1993, its $200,000 12.5% promissory note dated July 1, 1994, its 12.5%
$50,000 promissory note dated December 29, 1994 and the unpaid interest on all of its debt totaling $403,600 for 21,536 shares of Tricom preferred stock, par value $100 ($2,153,600). The Partnership is to also exchange its $54,000 and $30,000 Notes for 186,667 shares of Tricom common stock. The

Bridge loan of $150,000 is to be exchanged for 333,333 of Tricom common stock and earlier issued warrants canceled. The Partnership waives its anti-dilution provision with the execution of the Agreement. For this, Tricom will issue a three year warrant to purchase 250,000 shares of common stock at $2.00 per share. If Tricom does not raise at least $2,000,000 in new equity capital by December 31, 1998, the warrant shall be exercisable by tendering 5,000 shares of preferred stock on that date.
     The preferred stock, at the option of the holder, is convertible into common stock at $4.00 per share. A one time conversion price adjustment to $2.00 per share will be made if Tricom has not raised $2,000,000 of new
equity capital by December 31, 1998.   The Partnership purchased 35,555
shares of common stock for $16,000 during the quarter.



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

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of March 31, 1997, all companies are current on interest payments with the following exceptions. At March 31, 1997, AmeriShop Corp. is in arrears ten quarters in interest payments to the Partnership in the aggregate amount of $859,905.86 and principal payments of $247,500.00, of which all of the interest has been reserved. Biodynamics International, Inc. is in arrears six quarters in interest payments to the Partnership in the aggregate amount of $44,234.70. Consolidated Health Care Associates, Inc. is in arrears two quarters in interest payments to the Partnership in teh aggregate amount of $13,064.34. Tricom Corporation is in arrears eleven quarters in interest payments to the Partnership in the aggregate amount of $784,130.11 and principal payments of $255,000.00, of which all the interest has been reserved.

     Subsequent to the quarter ended March 31, 1997 and prior to this filing, the Partnership made a distribution of income to partners of $1,000,000.00 on April 15, 1997.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               RENAISSANCE CAPITAL PARTNERS II, LTD.



May 29, 1997                         /S/ Russell Cleveland
                               --------------------------------------
                   Renaissance Capital Group, Inc., Managing General Partner
                                    Russell Cleveland, President



May 29, 1997                         /S/ Barbe Butschek
                              --------------------------------------
                   Renaissance Capital Group, Inc., Managing General Partner
                              Barbe Butschek, Chief Financial Officer