Form 10-Q
period 1997-06-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1997-08-15
CIK 871867

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended June 30, 1997

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

                                 214/891-8294
_____________________________________________________________________________
          Registrant's telephone number, including area code)

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

                        RENAISSANCE CAPITAL PARTNERS II, LTD.
                          STATEMENT OF ASSETS, LIABILITIES,
                               AND PARTNERS' EQUITY
                                  June 30, 1997

                                   (Unaudited)


                                     ASSETS

                                             December 31,       June 30,
                                                 1996             1997
                                             ------------     -------------

Cash and cash equivalents                    $ 2,673,170      $ 3,369,877

Investments at market value,
     cost of $23,363,737 and $20,698,284      24,042,843       18,346,694
Interest receivable                              114,157           99,953
Other assets                                     103,252           84,650
                                              ----------       ----------
                                             $26,933,422      $21,901,174
                                              ==========       ==========




                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Accounts payable - related parties         $   203,362      $   161,037
  Accounts payable                                57,217               -
                                              ----------       ----------
    Total liabilities                            260,579          161,037
                                              ----------       ----------
Partners' equity (deficit):
  General partner                                (56,010)         (94,543)
  Limited partners (43,304.01 units)          26,728,853       21,834,680

    Total partners' equity                    26,672,843       21,740,137
                                              ----------       ----------

                                             $26,933,422      $21,901,174
                                              ==========       ==========

See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS, II, LTD.

                          STATEMENTS OF OPERATIONS

                                (Unaudited)


                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                     1996             1997                 1996            1997
                                                  ----------       ----------           ----------      ----------
Income:

     Interest                                     $  169,286       $  484,555           $  364,735      $  553,501
     Dividends                                         4,290            6,460                8,697          28,910
     Other income                                      6,000               -                15,607              -
                                                   ---------        ---------            ---------       ---------
       Total income                                  179,576          491,015              389,039         582,411
                                                   ---------        ---------            ---------       ---------
Expenses:
     General and administrative                      101,200           66,412              198,244         112,473
     Management fees                                 145,493          109,247              278,747         231,096
                                                   ---------        ---------            ---------       ---------
       Total expenses                                246,693          175,659              476,991         343,569
                                                   ---------        ---------            ---------       ---------
       Net income (loss) from operations             (67,117)         315,356              (87,952)        238,842

Net realized and unrealized gain (loss)
     on investments                                2,502,616       (2,349,038)            (631,966)     (4,092,172)
                                                   ---------        ---------            ---------       ---------
          Net increase (decrease) in assets from
            operations                            $2,435,499      ($2,033,682)         $  (719,918)    ($3,853,330)
                                                   =========        =========            =========      ==========
          Income per weighted average limited
           partnership unit                       $    55.51       $   (46.49)         $    (16.41)    $    (88.09)
                                                   =========        =========            =========      ==========






See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                       Six Months Ended June 30, 1997

                              (Unaudited)




                                       General      Limited
                                       Partner      Partners      Total

Balance at December 31, 1996         $ (56,010)   $26,728,853  $26,672,843

Net income (loss)                      (38,533)    (3,814,797)  (3,853,330)

Distributions to limited partners           -       1,000,000    1,000,000

Limited Partner withdrawal                  -         (79,376)     (79,376)
                                      --------     ----------   ----------

Balance at June 30, 1997             $ (94,543)   $21,834,680  $21,740,137
                                      ========     ==========   ==========

























See accompanying notes to financial statements.

                            RENAISSANCE CAPITAL PARTNERS II, LTD.
                                  STATEMENT OF CASH FLOWS

                                      (Unaudited)

                                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                           1996              1997              1996             1997
                                                        ----------        ----------        ----------       ----------
Cash flows from operating activities:
  Net increase (decrease) in net assets
   resulting from operations                            $2,435,499       ($2,033,682)       $ (719,918)     ($3,853,330)
                                                         ---------         ---------         ---------        ---------
 Adjustments to reconcile net income to net
   cash flows from operating activities:
  Unrealized (gain) loss on investments                 (2,502,616)          352,929           631,966        3,030,696
  Realized loss on investments                                  -          1,996,109                -         1,061,476
  (Increase) decrease in accounts receivable                (1,713)           35,489            36,424           14,204
  (Decrease) increase in accounts payable                   34,248           (18,582)          (50,991)         (99,542)
                                                         ---------         ---------         ---------        ---------
      Total adjustments                                 (2,470,081)        2,365,945           617,399        4,006,834
                                                         ---------         ---------         ---------        ---------
      Net cash flows from operating activities             (34,582)          332,263          (102,519)         153,504
                                                         ---------         ---------         ---------        ---------
Cash flows from investing activities:
  Principal payments of notes receivable                        -              1,000                -             1,000
  Purchase of investments                                 (100,000)       (1,406,487)         (284,933)      (1,422,487)
  Proceeds from sale of securities                          12,886         1,619,677           651,540        3,025,464
  (Increase) decrease in other assets                           -            (16,969)               -            18,602
                                                         ---------         ---------         ---------        ---------
      Net cash flows from investing activities             (87,114)          197,221           366,607        1,622,579
                                                         ---------         ---------         ---------        ---------
Cash flows from financing activities:
  Limited partner withdrawal                                    -                 -                 -           (79,376)
  Distributions to limited partners                             -         (1,000,000)               -        (1,000,000)
                                                         ---------         ---------         ---------        ---------
      Net cash flows from financing activities                  -         (1,000,000)               -        (1,079,376)
                                                         ---------         ---------         ---------        ---------

Net increase (decrease) in cash                           (121,696)         (470,516)          264,088          696,707

Cash and cash equivalents at beginning of period           853,700         3,840,393           467,916        2,673,170
                                                         ---------         ---------         ---------        ---------
Cash and cash equivalents at end of period              $  732,004        $3,369,877        $  732,004       $3,369,877
                                                         =========         =========         =========        =========

See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                                 June 30, 1997

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

     A. CASH AND CASH EQUIVALENTS - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended June 30, 1997.

     B. FEDERAL INCOME TAXES - no provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

     C. INCOME PER LIMITED PARTNERSHIP UNIT - income per limited partnership unit is based on the weighted average of the limited partnership units outstanding during the period and net income allocated to the limited partners.

     D. ORGANIZATION EXPENSES - all organizational expenses were paid by the Managing General Partner and the Partnership will not include those amounts on its financial statements - see Note 4.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                                June 30, 1997


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    ------------------------------------------

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

     F. INTEREST INCOME - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $574,133 and the amount determined to be uncollectible and charged against the income was $89,578.


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

4.  MANAGEMENT AGREEMENT AND FEES
    -----------------------------

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

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                                June 30, 1997


4.  MANAGEMENT AGREEMENT AND FEES (continued)
    -----------------------------

     The Partnership has entered into a management agreement with the Managing General Partner. Pursuant to such agreement, the Managing General Partner performs certain services, including certain management and administrative services necessary for the operation of the Partnership. The Managing General Partner is entitled to receive a management fee equal to 2.0% of the Partnership's net assets (.5% quarterly), payable in arrears. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in net assets value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees accrued to the Managing General Partner during the three months ended June 30, 1997 were $109,247.

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

     Pursuant to the Management Agreement as descirbed in Note 4 above, the Partnership owed the Managing General Partner $144,609 at June 30, 1997, which includes the second quarter management fee.

     At June 30, 1997, the Partnership owed the two Independent General Partners $8,214 each for the second quarter Independent General Partner fee as defined in the Partnership Agreement.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                                June 30, 1997

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

     During the quarter ended June 30, 1997, the Partnership realized a gain of $1,073,184 on the sale of 153,375 shares of Industrial Holdings, Inc. A loss of $40,845 was realized on the sale of 170,000 shares of Coded Communications, Inc.

     The Partnership advanced Biodynamics International, Inc. an additional $1,000,000 during the current quarter. This was combined with $10,027 of accrued interest receivable under terms of a promissory note.

     Effective June 18, 1997, the Partnership and Amerishop, Inc. entered into a surrender agreement and a bill of sale and omnibus assignment whereby Amerishop voluntarily surrendered possession of all assets subject to security interests and liens to the Partnership. The Partnership has assigned the assets surrendered to Total Choice, Inc., a private Texas Corporation for 60% of that company's common stock. The estimated fair value of the assets transferred is $700,000. In addition, the Partnership has agreed to purchase $300,000 of preferred stock in Total Choice. On July 2, 1997, $75,000 was advanced on this purchase.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                                June 30, 1997

6.  INVESTMENTS (continued)
    -----------


                              INVESTMENT VALUATION SUMMARY

                                                           CONVERSION          FAIR
                                               COST      OR FACE VALUE         VALUE
TOTAL CHOICE, INC.
Common Stock                              $   700,000     $    700,000     $   700,000

BIODYNAMICS INTERNATIONAL, INC.
Preferred stock                             4,164,826        4,164,826       4,164,826
Promissory Notes                            1,384,091        1,384,091       1,384,091

CODED COMMUNICATIONS, INC.
Preferred Stock                             4,654,588        4,654,588       4,654,588
Common Stock                                  517,025          294,230         226,576
Promissory Note                               311,060          311,060         311,060

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
Preferred Stock                             1,695,984          896,485         842,696
Common Stock                                2,500,000        1,128,531       1,010,819
Promissory Notes                              264,000          264,000         264,000

INDUSTRIAL HOLDINGS, INC.
12% Convertible Debentures, Conversion
 price $3.26, maturity 10/1/99                200,000          682,515         675,690

SCIENTIFIC SOFTWARE, INC.
Convertible Debentures,
Conversion price $3.33, maturity 10/1/99    1,500,000        1,500,000       1,500,000
Common Stock                                  305,610          178,748         250,247






                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                                June 30, 1997

6.  INVESTMENTS (continued)
    -----------
                      INVESTMENT VALUATION SUMMARY (continued)

                                                           CONVERSION          FAIR
                                               COST      OR FACE VALUE         VALUE

STARCOM COMMUNICATIONS
Common Stock                                   30,000           30,000          30,000

TRICOM CORPORATION
12% Convertible Debenture,
Conversion price $.50, maturity 11/1/99     1,500,000        1,500,000       1,500,000
Promissory Notes                              484,000          484,000         484,000
Common Stock                                   16,000           16,000          16,000

PROTECH, INC.
Promissory Notes                               67,500           67,500              -
                                           ----------      -----------     -----------
                                          $22,908,583      $22,301,283     $20,909,922
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

(1) MATERIAL CHANGES IN FINANCIAL CONDITION
    ---------------------------------------

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

     For the quarter ending June 30, 1997, the Partnership's net assets resulting from operations decreased approximately $2,033,682, and the total partners' equity account also declined. These declines reflect a lower overall valuation for those investments held in the portfolio, and result primarily from the loss recognized in connection with the Partnership s transfer of assets from Amerishop Corp. to Total Choice, Inc., in which the Partnership recognized a loss on its investment in Amerishop, Corp. (see related discussions below). These losses were partially mitigated by capital gains realized on the sale of shares of Industrial Holdings, Inc.

     The following portfolio transactions are noted for the quarter ended June 30, 1997 (portfolio companies are herein referred to as the "Company"):

     AMERISHOP CORP. Effective June 18, 1997, the Partnership and Amerishop Corp. entered into a "Surrender Agreement" and "Bill of Sale and Omnibus Assignment" whereby the Partnership received all of the assets of the business, except receivables pledged on senior debt and any proceeds, for cancellation of all Convertible Debentures and Notes held by the Partnership.
     The new assets surrendered, which were valued at $700,000, were transferred directly into Total Choice, Inc., a newly formed Texas Corporation. (See Total Choice, Inc. below.) The Partnership recognized a $3,028,448 loss on the transaction.

     BIODYNAMICS INTERNATIONAL, INC. On April 29, 1997, the Partnership advanced $500,000 to Biodynamics, Inc. under terms of a 12% Promissory Note due on June 30, 1997. Effective June 30, 1997, the Partnership advanced an additional $500,000 upon execution of a "New Note and Security Agreement" which modified, extended and substituted for the April 29, 1997 Promissory Note of $500,000 and accrued interest thereon of $10,027.40. This new note for $1,010,027.40 bears interest at 12% per annum, with principal and interest due September 30, 1997, and is secured by a lien on substantially all of the Company s assets.

     CODED COMMUNICATIONS, INC. During the quarter ended June 30, 1997, the Partnership sold 170,000 shares of common stock of the Company for $53,633 resulting in a loss of $40,815. Total sales for the six month period have been 370,006 shares of common stock for a cumulative sale price of $129,810 which represents a loss of $75,752.

     CONSOLIDATED HEALTH CARE ASSOCIATES, INC. Effective May 1, 1997, the Partnership and the Company entered into a new loan agreement which cancelled the $265,000 multiple advance Promissory Note due on April 17, 1999 and replaced it with a new installment note. The new 10% Installment Promissory Note and Security Agreement which was executed calls for 23 monthly payments of $5,609.22 beginning June 15, 1997 and a final installment of $173,836.63 due June 15, 1999.
     Subsequent to June 30, 1997, the Partnership and the Company entered into a bridge loan agreement in the amount of $300,000. This agreement is in the form of a Promissory Note bearing interest at 8% per annum, with all principal and interest due on the outstanding balance of the note payable in full on or before November 30, 1997. As of this writing, the Partnership has advanced $50,000 to the Company in connection with the note.
     In exchange for the bridge loan, the Company has agreed to modify and amend the Preferred Stock Series A and B held by the Partnership. Pursuant to the modification, the conversion price for the Series A Preferred Stock shall be reduced from $.57 per share to $.38 per share, any and all accumulated dividends which have accrued on the Series A Preferred Stock shall be paid to the Partnership in common stock of the Company at $.38 per share, and any and all accumulated dividends which have accrued on the Series B Preferred Stock shall be paid to the Partnership in common stock of the Company at $.25 per share.

     INDUSTRIAL HOLDINGS, INC. During the three months ended June 30, 1997, the Partnership converted $500,000 of its convertible debentures into 153,375 shares of common stock of the Company which were sold for $1,573,184. These sales, when added to the sales of the first quarter, result in total proceeds of $2,978,543 and a resulting gain of $2,042,890 for the six month period ended June 30, 1997.
     Subsequent to June 30, 1997, the Partnership converted the remaining $200,000 of its Convertible Debentures into 61,350 shares of common stock of the Company. At this writing, 3,000 shares of the common stock have been sold resulting in net proceeds to the Partnership of $35,625, of which $25,845 represents capital gains.

     TOTAL CHOICE, INC. The assets obtained from the "Surrender Agreement" and "Bill of Sale and Omnibus Assignment" between the Partnership and Amerishop, Inc., valued at $700,000, were exchanged for a 60% interest in the common stock of Total Choice, Inc., a Texas Company created to utilize the assets obtained from Amerishop. In addition to the common stock investment, the Partnership invested $300,000 in preferred stock of the Company, which will be issued during the third quarter.

     TRICOM, INC. In accordance with a plan of reorganization, the Partnership exchanged its 12%, $1,000,000 Convertible Debenture dated November 19, 1992, its $500,000 Convertible Debenture dated March 26, 1993, its $200,000 12.5% Promissory Note dated July 1, 1994, its $50,000 12.5%
Promissory Note dated December 29, 1994, and the unpaid interest on all of its debt totaling $403,600, for 21,536 shares of Tricom Convertible Preferred Stock, par value $100 per share ($2,153,600). The Preferred Stock is convertible at the option of the holder into common stock at $4.00 per share.

A one time adjustment to $2.00 per share will be made if the Company has not raised $2,000,000 of new equity capital by December 31, 1998.
     The Partnership also exchanged its $54,000 and $30,000 notes along with its $150,000 bridge loan for 520,000 shares of common stock. In addition, the Partnership received a warrant to purchase 250,000 shares of the Company's common stock at $2.00 per share.

     No additional investments were made during the quarter ended June 30, 1997, except as outlined above.

(2) MATERIAL CHANGES IN OPERATIONS
    ------------------------------

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

     In the three month period ended June 30, 1997, the Partnership recorded net income from operations of $315,356, which results from a rise in interest income. Interest income for the quarter rose primarily because of the recapitalization of Tricom, Inc., in which the Partnership agreed to capitalize $403,600 in interest owed to the Partnership in exchange for common stock of Tricom, Inc.

     Income received is primarily from interest income on a portfolio of Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. Because the Partnership is not currently considering additional portfolio investments, no further amount of income from closing and commitment fees is expected. This source of income could arise again in the event funds become available for new investments.

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of June 30, 1997, Biodynamics International, Inc. is in arrears in interest payments to the Partnership in the aggregate amount of $73,939.54. Consolidated Health Care Associates, Inc. is in arrears in interest payments to the Partnership in the aggregate amount of $3,373.33.

     On April 15, 1997, the Partnership made a $1,000,000 distribution of income to partners.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RENAISSANCE CAPITAL PARTNERS II, LTD.

August 12, 1997                           /s/ Russell Cleveland
                                  ----------------------------------------
                                          Renaissance Capital Group, Inc.,
                                             Managing General Partner
                                          Russell Cleveland, President


August 12, 1997                             /s/ Barbe Butschek
                                   ---------------------------------------
                                        Renaissance Capital Group, Inc.,
                                           Managing General Partner
                                    Barbe Butschek, Chief Financial Officer