Form 10-Q
period 1997-09-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1997-11-14
CIK 871867

       1                        UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1997

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

       2                PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                      STATEMENT OF ASSETS, LIABILITIES,
                             AND PARTNERS' EQUITY

                                 (Unaudited)

                                    ASSETS

                                       December 31,   September 30,
                                          1996             1997
Cash and cash equivalents            $ 2,673,170    $ 2,450,728

Investments at market value,
 cost of
 $23,363,737 and $22,124,185          24,042,843     18,242,391
Interest receivable                      114,157        149,006
Other assets                             103,252            622

                                     $26,933,422    $20,842,747


                      LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Accounts payable - related parties  $  203,362     $   155,918
  Accounts payable                        57,217            -

    Total liabilities                    260,579        155,918

Partners' equity (deficit):
  General partner                       (56,010)      (105,076)
  Limited partners (43,304.01 units)  26,728,853     20,791,905

    Total partners' equity            26,672,843     20,686,829


                                     $26,933,422    $20,842,747

See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS, II, LTD.

                           STATEMENTS OF OPERATIONS


                                 (Unaudited)

                                 Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                       1996            1997                 1996                   1997
Income:

    Interest                                         $581,195        $   106,168      $  945,930     $  659,669
    Dividends                                           4,447              9,529          13,144         38,439
    Other income                                        6,000                 -           21,607               -

      Total income                                    591,642            115,697         980,681        698,108

Expenses:
    General and administrative                         87,643             75,365         285,887        187,838
    Management fees                                   144,130            103,954         422,877        335,050

                                                      231,773            179,319         708,764        522,888

       Investment income (loss) net                   359,869            (63,622)        271,917        175,220

Net realized and unrealized gain (loss)
    on investments                                   (630,968)          (989,686)      (1,262,934)    (5,081,858)

       Net increase (decrease) in assets from
         operations                                 $(271,099)       $(1,053,308)     $  (991,017)   $(4,906,638)

       Income (loss) per limited partnership
        unit                                     $      (6.18)    $       (24.08)   $      (22.59) $     (112.17)







See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                   STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     Nine Months Ended September 30, 1997

                                 (Unaudited)


                                    General    Limited
                                    Partner   Partners    Total
Balance at December 31, 1996     $ (56,010)  $26,728,853  $26,672,843

Net loss                           (49,066)   (4,857,572)  (4,906,638)

Distributions to limited partners        -    (1,000,000)  (1,000,000)

Limited partner withdrawal               -       (79,376)     (79,376)

Balance at September 30, 1997    $(105,076)   $20,791,905 $20,686,829
                                 ==========   =========== ===========













See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                 Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                              1996          1997                  1996            1997
Cash flows from operating activities:
  Net income (loss)                                   $ (271,099)  $(1,053,308)          $ (991,017)   $(4,906,638)
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Net realized and unrealized
     (gain) loss on investments                          630,968       989,686            1,262,934      5,081,858
   (Increase) decrease in accounts receivable         (1,328,295)         (49,053)       (1,291,872)       (34,849)
   (Increase) decrease in other assets                        -         84,028                   -         102,630
   (Decrease) increase in accounts payable                31,025        (5,119)             (19,966)      (104,661)

      Total adjustments                                 (666,302)    1,019,542              (48,904)     5,044,978

      Net cash from operating activities                (937,401)      (33,766)          (1,039,921)       138,340

Cash flows from investing activities:
  Principal payments of notes receivable                      -             -                    -           1,000
  Proceeds from sale of investments                    1,778,994       740,553            2,430,535      3,766,017
  Purchase of investments                               (705,460)   (1,625,936)            (990,393)    (3,048,423)

      Net cash from investing activities               1,073,534      (885,383)           1,440,142        718,594

Cash flows from financing activities:
  Limited partner withdrawal                                 -              -                    -         (79,376)
  Cash distributions to limited partners                     -                 -                 -      (1,000,000)

      Net cash from financing activities                      -               -                  -      (1,079,376)

        Net increase (decrease) in cash                  136,133      (919,149)             400,221       (222,442)

        Cash and cash equivalents at the beginning
         of the period                                   732,004     3,369,877              467,916      2,673,170

        Cash and cash equivalents at the end
         of the period                                 $ 868,137    $2,450,728            $ 868,137     $2,450,728

See accompanying notes to financial statements.

       6            RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                              September 30, 1997

                                 (Unaudited)

1.  Organization and Business Purpose

  Renaissance Capital Partners II, Ltd. (the "Partnership"), a Texas limited partnership, was formed on January 14, 1991. The Partnership Agreement required minimum aggregate capital contributions by limited partners of not less than $2,500,000 and allowed for maximum limited partnership contributions of $50,000,000. The final closing occurred on March 31, 1993 with total subscriptions for limited partnership interests of $42,873,900. The Partnership seeks to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt securities of small to medium size public companies.

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

2.  Summary of Significant Accounting Policies

  A. Cash and Cash Equivalents - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended September 30, 1997.

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

       7            RENAISSANCE CAPITAL PARTNERS II, LTD.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

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

  F. Interest income - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $107,870 and the amount determined to be uncollectible and charged against the income was $1,702.

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

       8            RENAISSANCE CAPITAL PARTNERS II, LTD.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

                                 (Unaudited)

4.  Management Agreement and Fees (continued)

  The agreement now dictates that to the extent any portion of such fee is based on an increase in net assets value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees paid to the Managing General Partner during the three months ended September 30, 1997, were $103,954.

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

  Pursuant to the Management Agreement as described in Note 4 above, the Partnership owed the Managing General Partner $139,491 at September 30, 1997, which includes the third quarter management fee.

  At September 30, 1997, the Partnership owed the two Independent General Partners $8,214 each for the third quarter Independent General Partner fee as defined in the Partnership Agreement.

6.  Federal Income Taxes

  No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

7.  Litigation

  The Partnership is involved in a lawsuit involving a portfolio investment which was fully charged off in prior periods. The Partnership has denied any and all liability relating to this suit and intends to vigorously defend this action. See Part II - Other Information, Item 1 - Legal Proceedings for further information concerning this lawsuit.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

                                 (Unaudited)

8.  Partnership Agreement

  Pursuant to the terms of the partnership agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, will be allocated 1% to Renaissance and 99% to the Limited Partners. All items of gain of the Partnership resulting from a Capital Transactions shall be allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance and 99% to the Limited Partners.

9.  Investments

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

  Generally debt securities will generally be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized.

  The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

  During the quarter ended September 30, 1997, the Partnership realized a gain of $540,517 on the sale of 61,350 shares of Industrial Holdings, Inc. These sales liquidated the Partnership s position in Industrial Holdings, Inc.

  The Partnership advanced Biodynamics International, Inc., an additional $1,000,000 during the current quarter. This was combined with $25,901 of accrued interest receivable under the terms of a promissory note.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

  The Partnership also advanced $300,000 to Consolidated Health Care Associates, Inc., under terms of a promissory note and purchased $300,000 of preferred stock in Total Choice, Inc., during the current quarter.

       11           RENAISSANCE CAPITAL PARTNERS II, LTD.
                        Notes to Financial Statements
                              September 30, 1997
                                 (Unaudited)
9.  Investments (continued)
                         INVESTMENT VALUATION SUMMARY

                                            CONVERSION      FAIR
                                     COST  OR FACE VALUE    VALUE
Biodynamics International, Inc.
Preferred stock                        $4,164,826 $4,164,826 $4,164,826
Promissory Notes                         2,409,992  2,409,992  2,409,992

Coded Communications Corporation
Preferred Stock                         4,654,588  4,654,588  4,654,588
Common Stock                             517,025    294,230    226,576
Promissory Note                           311,060    360,830    339,180

Consolidated Health Care Associates, Inc.
Preferred Stock                         1,695,984    896,485    842,696
Common Stock                           2,500,000  1,128,531  1,010,819
Promissory Notes                           564,000    564,000    564,000

Scientific Software-Intercomp, Inc.
7% Convertible Debenture,
 Conversion Price $3.33, maturity 10/1/99          1,500,000  1,500,000  1,500,000
Common Stock                             305,610    297,914    297,914

Starcomm Communications
Common Stock                              30,000     30,000     30,000

Total Choice, Inc.
Preferred Stock                           300,000    300,000    300,000
Common Stock                             700,000    700,000    700,000

Tricom Corporation
Preferred Stock                         2,153,600  2,153,600  1,201,800
Common Stock                             250,000    250,000        -0-

Protech, Inc.
Promissory Notes                            67,500      67,500           -0-

                                $22,124,185$19,772,496$18,242,391

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

     The Partnership s statements reflect a decrease in assets from operations of $4,906,638 and a corresponding decrease in Total Partners Equity. This decrease reflects a lower overall valuation for those investments held in the portfolio and the loss recognized in the second quarter on the Partnership s investment in Amerishop Corp. These losses were partially mitigated by gains recognized on the liquidation of the Partnership s investment in Industrial Holdings, Inc.

The following portfolio transactions are noted for the quarter:

     Biodynamics International, Inc.    On September 15, 1997 the Company
issued to the Partnership a 12% Promissory Note in the amount of $2,035,928.32 due on or before December 31, 1997. This note modified and renewed the note of June 30, 1997 in the principal amount of $1,010,027.40 which, together with accrued interest thereon in the amount of $25,900.92 and a cash follow on investment by the Partnership made on September 15, 1997 of $1,000,000, represent the principal amount of the September 30, 1997 note. The Note is secured by substantially all of the Company s assets.
     In addition, the Company, its series C Preferred Shareholders, and its Mezzanine Debt Holders, subject to shareholder approval, entered into a memorandum agreement to restructure the capitalization of the Company. This agreement provides for the conversion of all Mezzanine Debt and all Series
 C Preferred stock into Common stock of the Company. It also provides for the conversion of the September 30, 1997 Note held by the Partnership into a five year Convertible Debenture, convertible into sufficient Common shares which, when added to the common shares to be issued to the Partnership for its Series C Preferred stock, constitute 51% of the then issued and outstanding Common stock of the Company. The Partnership is to also receive sufficient Warrants, issued in connection with the Series C Preferred stock conversion, so as to maintain its aggregate 51% ownership percentage.

     Consolidated Health Care Associates, Inc.   During the quarter ended
September 30, 1997, the Partnership advanced $300,000 to the Company under an 8% secured note. On October 8, 1997, the Partnership advanced an additional $100,000 to the Company and consolidated the $264,000 Note and the $300,000
Note into a new Note in the principal amount of $678,217.69 which included accrued interest thereon of $14,217.69.
     The Company entered into preliminary agreements to sell substantially all of the Company s assets. In order to meet its working capital requirements and enable the Company to finalize these transactions, two follow-on loans each in the amount of $75,000 were made on October 16, 1997 and October 28, 1997.

     Industrial Holdings, Inc.   On July 15, 1997, the Partnership converted
its remaining Debentures into 61,350 shares of Common stock of the Company. The Common stock was sold during the quarter ended September 30, 1997, for
$740,517 resulting in a gain of $540,517.   The sales in the current quarter,
when added to the first six months, result in total proceeds of $3,719,060 and a combined gain of $2,583,407 to the Partnership. The Partnership has liquidated its position in this investment.

     Total Choice, Inc. In July, 1997, the Partnership made a follow on investment in Preferred stock of the Company in the amount of $300,000.

     Tricom, Inc. The Partnership has provided a valuation reserve of $1,201,800, or 50% on this investment.


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

     In the quarter ended September 30, 1997, the Partnership recorded a loss of $1,053,308. This loss is primarily attributable to the decrease in the overall valuation of the Partnership s investments held in the portfolio, net of the realized gain on the conversion and liquidation of the investment in Industrial Holdings, Inc.

     During the past nine months, interest income has declined substantially as the result of not accruing certain past due payments from portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields as compared to debentures.

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of September 30, 1997, all companies are current on interest payments with the following exception:
Biodynamics International, Inc. is in arrears eight quarters in interest payments to the Partnership in the aggregate amount of $93,871.07.

                          PART II - OTHER INFORMATON

ITEM 1.  LEGAL PROCEEDINGS

     The Partnership filed suit for collection of a $100,000 Note from U.S. Fax, Inc., Actionfax International, Inc. and Facsimile Science Corporation ("U.S. Fax Defendants"). The Partnership had an investment in U.S. Fax, Inc. which was previously charged off. The U.S. Fax Defendants filed a counter claim against the Partnership for unspecified actual and punitive damages from certain business claims including breach of contract, fraud, negligent misrepresentation, conversion and a request for declaratory relief. The Partnership has denied any and all liability relating to this suit and intends to vigorously defend this action.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RENAISSANCE CAPITAL PARTNERS II, LTD.




November 11, 1997



___________/s/______________________
Renaissance Capital Group, Inc., Managing General Partner
Russell Cleveland, President




November 11, 1997



___________/s/____________________________________
Renaissance Capital Group, Inc., Managing General Partner
Barbe Butschek, Chief Financial Officer