Form 10-K
period 1997-12-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1998-04-15
CIK 871867

<PAGE 1>
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                              FORM 10-K

MARK ONE
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1997 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 0-38593

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
             (Exact name of registrant as specified in its charter)
                  TEXAS                           75-2407159
      (State of incorporation or organization)(I.R.S. Employer Id No.)

             SUITE 210, LB 59
      8080 NORTH CENTRAL EXPRESSWAY,
              DALLAS, TEXAS                      75206
    (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code (214) 891-8294

        Securities Registered Pursuant to Section 12(b) of the Act:

                                          Name of each exchange
          Title of each class             On which registered
               None                             None

        Securities Registered Pursuant to Section 12(g) of the Act:

                      Limited Partnership Interests
                      Subscription Units of $1,000
                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes (X)        No ( )

     Indicate by check mark if disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     State the aggregate market value of the voting stock held by non affiliates of the registrant.

<PAGE 2>

     As of December 31, 1997, there were 43,304 Units of Limited Partnership Interest outstanding. A Unit is an initial offering subscription of $1,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1997 is $14,420,529. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1997 is $66,339.


                           Part I

Item 1.  Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Partners II, Ltd. (sometimes referred to as the "Registrant" or the "Partnership") is a Texas limited partnership, (organized as of January 14, 1991 with commencement of operations on January 6, 1992), that has elected to operate as a business development company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On January 23, 1991, the Partnership filed a registration statement on Form N-2 for the sale of up to 50,000 Limited Partnership Units at an offering price of $1,000 per Unit. The Partnership continued the offering until March 31, 1993 at which time the offering was closed.

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

     Generally, investments will be made in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or that have made arrangements, satisfactory to the Partnership, for commencement of such registration in conjunction with the financing. The terms of the documents evidencing the

<PAGE 3>

Partnership's investment ("Portfolio Investments") in Portfolio Companies generally provide that the Partnership will have the right to convert its Debentures into or otherwise acquire common stock in exchange for its Debentures. Each financing has been, and is generally contemplated will continue to be, a direct placement with the Portfolio Company.

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

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments," such being generally defined as direct placements to eligible companies and temporary investments in "cash items" pending other investments. However, under the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments," such as open market purchases or participation in public offerings.

     Pending investment in convertible debenture securities of eligible Portfolio Companies or other investments as provided under the 1940 Act, the Partnership's funds were invested in "Temporary Investments" consisting primarily of money market funds.

     At December 31, 1997, the Partnership's investment assets were classified by amount as follows:

                                               Percentage of
Classification                     Cost        Investments (at Cost)






<PAGE 4>

Eligible Portfolio Companies   $22,780,273         100%
Other Portfolio Companies          None              0%


INVESTMENT OBJECTIVES

     The investment objective of the Partnership is to provide its Limited Partners with both current income and long-term capital appreciation.

     The Partnership seeks to provide current cash returns to investors through a priority distribution on each Limited Partner's Capital
Contribution of current investment interest income (as defined in the Partnership's Restated Agreement of Limited Partnership) (the "Partnership Agreement") while providing opportunities for capital gains through appreciation in values of convertible debenture securities.

     The Partnership Agreement provides for a quarterly distribution to the Limited Partners, to be made within 30 days of the end of each quarter. Distributions are made in such amounts as determined by the Managing General Partner, and reflect the current earnings of the Partnership. Distributions may be made from capital. Distributions are not required if, after the proposed distribution, the assets would not be sufficient to pay the debts and obligations of the Partnership.

     In 1997, $1,000,000 was distributed to the limited partners. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to continue such payments in whole or in part based upon the cash resources.

     Optionally, in addition to the quarterly distributions, the Managing General Partner may make distributions of realized gains or of securities that have appreciated in value.

GENERAL INVESTMENT POLICIES

     As a general matter, the Partnership has considered, and it is contemplated will continue to consider, the following factors in deciding whether to make or to continue holding any investment:

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

<PAGE 5>

ability of the Portfolio Company as contrasted to a proposed refinancing or sale of assets. Notwithstanding the foregoing, because of the diversity of investments to be considered, the Managing General Partner has not established fixed financial ratios (such as an earnings coverage, debt to worth, or current assets to current liabilities ratios) as investment criteria;

     (iii) Management - the Partnership seeks companies with competent senior managers and ideally, a vested interest in the equity growth of the company;

     (iv) Nature of the business and industry - the Partnership seeks companies that have a recognized market for their products or services in a stable or growing industry;

     (v) Management Involvement - the Partnership seeks companies that are willing to permit the Partnership to take a substantial equity position in the company and have representation on its board of directors. Generally, each Portfolio Company is required to accept either a Partnership nominee or an advisory director to its Board of Directors;

     (vi) Lack of Investment Concentration - Portfolio Investments must generally be varied as to both company and industry. As a general principle, approximately ten percent (10%) (a range of 8% to 12%) of the Portfolio Investments are invested in any one Portfolio Company. However, a larger percentage of the initial capital may be invested in any one company so long as the General Partners have reason to believe that sufficient funds will be available to subsequently obtain a spreading of investment funds.

     The Partnership's nominees to the boards of directors of Portfolio Companies are generally selected from among the officers of the Managing General Partner. When, in the discretion of the Managing General Partner, a suitable nominee is not available from among its officers, the Managing General Partner selects, as alternate nominees, outside consultants who have had prior experience as an independent outside director of a public company.

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

BUSINESS DEVELOPMENT COMPANY

     A BDC:
     (1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies"), and

<PAGE 6>

in "cash items" pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies." Qualifications to be met for a company to be an "Eligible Portfolio Company" are:

     (A) it must be organized under the laws of a state or states of the United States,

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

<PAGE 7>

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

NON-QUALIFYING BDC INVESTMENTS

     Further, under the 1940 Act, the Partnership may only acquire qualifying and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of any proposed acquisition, not less than 70% of the value of the Partnership assets consists of qualifying assets. Qualifying assets include, inter alia, Eligible Portfolio Companies; "follow-on" financing to Portfolio Companies in which the BDC is a principal security holder; cash items; U. S. Governmental securities; and high-quality, short-term debt securities.

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

<PAGE 8>

compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

     The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's assets. In addition, the Managing General Partner is entitled to receive an incentive fee ("Incentive Fee") in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions and is entitled to receive a quarterly fee thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. For the years ended December 31, 1997, 1996, 1995 and 1994, the Managing General Partner elected to calculate the quarterly fees based on the lesser of contributed capital or Net Assets. Had the Managing General Partner elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $152,000 greater than the cumulative fee charged.

     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having been approved by the majority of the outstanding Interest, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of either the Independent General Partners or of the Interests; may be terminated without penalty on not more than 60 days' notice by a vote of a majority of the Interests; and shall terminate automatically in the event of assignment. The Managing General Partner has agreed that the Partnership Agreement and the Investment Advisory Agreement shall constitute the Partnership's advisory agreements and shall at all times be construed so as to comply with the Advisers Act and the 1940 Act.

PARTNERSHIP TERM

     The Partnership Agreement provides for a term of eight (8) years from the final closing of the initial offering which was March 31, 1993, subject however to the right of the Managing General Partner with the concurrence of at lease one Independent General Partner to extend the term for up to two (2) additional one-year periods.

PARTNERSHIP PORTFOLIO INVESTMENTS

     As of December 31, 1997, the Partnership has made ten (10) Portfolio Investments of which six (6) are active, as follows:

Total Choice, Inc. (formerly AmeriShop, Corp.) (Privately Held)

<PAGE 9>

     Total Choice, Inc. provides incentive merchandising and membership buying programs.

    On July 10, 1992, the Partnership invested $750,000 in a 12.5% convertible debenture issued by AmeriShop, Inc. ("AmeriShop") of Grand Rapids, Michigan as the first disbursement under a $1,500,000 loan agreement pursuant to which the Partnership had the option to invest an additional $750,000 subject to certain conditions. During 1993, the Partnership advanced additional money in the form of convertible debentures and as of December 31, 1996, held $2,000,000 in convertible debentures. On January 21, 1994, the Partnership advanced AmeriShop $250,000, which note was subsequently rolled into a note in the face amount of $410,000. On March 21, 1994, June 7, 1994, and August 17, 1994 the Partnership provided 12.5% short term promissory note financings in the amount of $225,000, $300,000 and $300,000, respectively. In 1994 these advances, along with the $193,448 in unpaid past due interest, were rolled over into a single 12.5% short term promissory note in the amount of $1,428,448 due on or before July 1, 1995.

     Interest was payable monthly. The debentures were non-callable for three years, provided for monthly principal installments commencing on July 1, 1995, which installments would have amortized approximately one/half of the principal with the balance due at maturity on July 1, 1999. At the option of the Partnership, the debentures were convertible at any time into AmeriShop common stock at $0.56 per share. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and after Aril 10, 1995, was entitled to at least one such registration at AmeriShop's expense.

     During 1995, the Partnership made additional investments of $125,000 and $75,000 in the form of 10% promissory notes due March 31, 1996 and on October 4, 1996, the Partnership advanced an additional $100,000 evidenced by a 10% promissory note due October 5, 1997. This last advance resulted in an aggregate promissory note of $1,728,448. No payments were ever received under these notes.

     As of December 31, 1996, all accrued interest due on the debentures and notes had been fully reserved. AmeriShop was not in compliance with its loan covenants, nor was it in compliance with its principal and interest payment requirements. The Partnership waived default by AmeriShop until March 31, 1997.

     Effective June 18, 1997, the Partnership and AmeriShop entered into a "Surrender Agreement" and "Bill of Sale and Omnibus Assignment" whereby the Partnership foreclosed on all the assets of the business of AmeriShop, except for receivables pledged on senior debt and any proceeds thereof, in exchange for cancellation of All Convertible Debentures and Notes held by the Partnership.

     The Partnership valued the surrendered assets at $700,000 and transferred them into Total Choice, Inc., a newly formed Texas corporation, in exchange for a 60% common equity interest in the new entity. The Partnership recognized a $3,028,448 loss on the foreclosure transaction. In

<PAGE 10>

July 1997, the Partnership made a $300,000 follow-on investment to Total Choice in the form of Preferred Stock.

     A valuation reserve of $196,065 has been placed on this investment representing the Partnership's 60% share of the Company's $326,775 loss for 1997. To date, the Company is not generating positive cash flow.

Biodynamics International, Inc.

     On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Biodynamics International, Inc. ("Biodynamics"). On November 11, 1994, the Partnership invested an additional $1,250,000 and exchanged the convertible debenture holdings along with accrued interest of $115,274 for 351,388 shares of the Biodynamic's 9% Series B Convertible Preferred Stock. Biodynamics processes, manufactures and distributes worldwide, specialty surgical products for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. Its major business is the processing of tissue using the "Tutoplast" process, a patented method of sterilizing and preserving skin and bone tissue for wound-care treatment. Biodynamics is establishing a tissue processing facility in connection with the University of Florida Tissue Bank.

     Effective November 30, 1995, the Partnership exchanged the 351,388 shares of Series B 9% Convertible Preferred Stock along with the accumulated dividends due in the amount of $299,552 for 32,665 shares of Series C 9% Convertible Preferred Stock, stated value $127.50 per share. This Series C Preferred Stock was convertible into Biodynamic's common stock at a rate of $0.85 per share or into 4,889,750 shares of common stock. This transaction lowered the conversion price per share of common stock from $1.10 to $0.85.

     In addition to the above stock conversion, under a Senior B Loan Agreement on November 22, 1995, the Partnership advanced US $189,131 (DM 271,358) and on March 22, 1996, an additional US $184,933 (DM 271,358) was advanced bringing total mezzanine loans to $374,064. The Notes had a 10% interest rate and were convertible into Series C Preferred Stock at a rate of DM 1.435 per US $1.00.

     On May 1, 1997, the Partnership advanced $500,000 to Biodynamics under terms of a 12% Promissory Note due June 30, 1997. Effective June 30, 1997, the Partnership advanced an additional $500,000 upon execution of a "New Note and Security Agreement" which modified, extended, and substituted for the April 29, 1997 Promissory Note of $500,000 and accrued interest thereon of $10,027.40. The June 30 Note for $1,010,027.40 bore interest at 12% per annum, with principal and interest due September 30, 1997, and was secured by a lien on substantially all of Biodynamic's assets.

     On September 15, 1997, Biodynamics issued to the Partnership a 12% Promissory Note in the amount of $2,035,928.32 due on or before December 31, 1997. This Note modified and renewed the June 30 Note in the principal amount of $1,010,027.40 which, together with accrued interest thereon in the amount of $25,900.92 and a cash follow-on investment of $1,000,000 made by the Partnership, represent the principal amount of the September 15, 1997

<PAGE 11>

Note. The September 15 Note was also secured by a lien on substantially all of Biodynamics' assets.

     On March 28, 1997, Biodynamics announced that the Japanese Ministry of Health was banning all use of human dura mater, including Biodynamics' Tutoplast dura mater, in response to a recommendation from the United Nations World Health Organization ("WHO"). On May 20, 1997, Biodynamics announced that the Italian Government imposed a moratorium on all shipments of human dura mater, including Tutoplast dura mater, pending investigation by the European Health Authorities into the safety of dura mater transplants for neurosurgical procedures. Due to the loss of the Japanese and Italian markets, Biodynamics' revenue base eroded.

     Effective November 11, 1997, the Company, its Series C Preferred Shareholders, and its Mezzanine Debt Holders entered into an agreement to recapitalize Biodynamics. Under the plan of recapitalization, all Series C Preferred Shareholders and Mezzanine Debt Holders agreed to convert their positions into common stock. The recapitalization agreement also provides for the conversion of the September 15, 1997 Note held by the Partnership into a five year convertible debenture, convertible into sufficient shares of Biodynamics' common stock which, when added to the common stock to be issued to the Partnership for its Series C Preferred Stock, constitute 51% of the issued and outstanding common stock of Biodynamics. According to the recapitalization agreement, the Partnership is also to receive sufficient warrants issued in connection with the Series C Preferred Stock conversion, so as to maintain its aggregate 51% ownership percentage.

     To effectuate the recapitalization agreement, the Partnership converted its two Deutsch Mark notes totaling U.S. $374,064 (DM 542,716), together with accrued interest if U.S. $115,385 (DM 159,473), into 3,839 of Series C Preferred Stock having a value of $489,446. Upon converting the Deutsch Mark notes, the Partnership held a total of 36,504 shares of the Series C Preferred Stock having a combined cost of $4,654,272. The Partnership's Series C Preferred Stock was then converted into 5,475,600 shares of common stock. In addition, the Partnership received warrants to purchase an additional 5,475,600 shares of stock at a price of $0.25 per share, which warrants expire December 31,2000.

     At a special meeting of Shareholders on November 10, 1997, Biodynamics adopted a reverse split in which each holder of common stock received one share of common for every ten shares held. This action adjusts the shares of common stock held by the Partnership from 5,475,600 to 547,560, with the cost basis remaining at $4,654,272. The total number of shares issuable upon exercise of warrants after considering the reverse split is 1,353,956.

     Effective November 11, 1997, the Partnership rolled the September 15, 1997 Note along with accrued interest of $38,153 thereon, into a 9% $2,074,081 Convertible Debenture due November 11, 2002. Interest is due in monthly installments beginning on January 1, 1998. The Debenture is Convertible into 4,413,231 shares of Biodynamics common stock. In addition, the Partnership received warrants to purchase additional shares of stock for $2,095,991, with a conversion price of $0.26 per share. These warrants

<PAGE 12>

expire December 31, 2000.

     On March 18, 1998, the Partnership advanced Biodynamics $500,000 pursuant to a 9% Promissory Note secured by substantially all of Biodynamic's assets. Biodynamics has agreed to immediately roll the Note into a 9% convertible Debenture with the Debenture being convertible into shares of common stock at $1.35 per share. The Debenture will be executed under the same terms and conditions as the November 11, 1997 Debenture. Interest for the first 90 days of the Note and Debenture may be payable by the Company in cash or shares of common stock at $1.35 per share.

     On July 2, 1997, Biodynamics announced that it had settled litigation with the former owner of its German subsidiary. The settlement agreement canceled approximately $1.6 million in debt, including accrued interest, due from Biodynamics to the former owner, which will result in a direct increase in Biodynamic's equity base.

     On September 29, 1997, Biodynamics announced it had received notification from the NASDAQ Stock Market that its securities would be delisted from that market as of the close of business September 26, 1997. Because the delisting occurred before the recapitalization, Biodynamics believes that the financial reorganization effected November 11, 1997 will re-qualify it for a listing on the NASDAQ Stock Market.

     Russell Cleveland, the President, Director, and principal shareholder of the Managing General Partner, is a member of the Board of Directors of Biodynamics as the Partnership's director Designee.

Coded Communications, Inc.

     On October 9, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Coded Communications, Inc. ("Coded") of Carlsbad, California as the first disbursement under a $3,500,000 loan agreement pursuant to which the Partnership had the option to invest ad additional $1,000,000 subject to certain conditions. This additional investment of $1,000,000 was made on July 21, 1993, and a further investment of $500,000 was made on September 24, 1993. Additionally, a $100 option premium was capitalized during 1993. On October 28, 1994, the Partnership made a $750,000 Bridge Loan, secured by accounts receivable as well as by all of the assets of Coded. This loan was due on January 1, 1995. Coded is a manufacturer of digital transmission systems for mobile fleet operations.

     Interest was payable monthly. The debenture was non-callable for three years and provided for monthly principal installments commencing on October 1, 1995, which installments would have amortized approximately one-half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the Debenture was convertible at any time into Coded common stock at $1.50 per share.

     In connection with Coded's program to down-size operations, the Partnership advanced an additional $250,000 on April 18, 1995 and extended payment of the prior bridge loans to April 17, 1996. In connection with this

<PAGE 13>

financing, the Partnership received warrants to purchase 2,000,000 shares at $0.50 per share and a reduction of the conversion price of the debentures from $1.50 to $0.50 per share. No cost has been allocated to the Warrants.

     As part of a restructuring plan in March, 1995, Coded began the process of completing a non-judicial reorganization with the held of a San Diego Credit Association. Under the plan, unsecured creditors of the company would be termed out over a multi year period and would be paid approximately $0.50 on the dollar.

     On September 17, 1996, final documentation was completed on a March 1996 agreement with Grupo Information, Satellites and Advertising S.A. de C.V. ("ISA"), the Bridge Lenders, Renaissance Capital Partners II, Ltd. and Coded (the "September 27, 1996 Agreement"). Pursuant to the terms and conditions, ISA received approximately 49,000,000 shares of Coded Communications, Inc. common stock, representing approximately 67% ownership in Coded. In return, Coded received (i) $400,000 in cash; (ii) a guarantee that ISA will place not less than $10,000,000 in orders for Coded's mobile data communications systems and products over an 18 month period, secured by 50% of ISA's shares in Coded; and (iii) a working capital loan from ISA to Coded for $1 million that was converted into common stock at a price of $0.25 per share.

     As of September 27, 1996, holders of Coded's $1,800,000 Senior Secured Bridge Loan, which included the Partnership, delivered all debentures, notes and derivative shares held in Coded and in return received: 1) $400,000 in cash, 2) $600,000 6% Promissory Note, interest payable quarterly, and 3) 8,000 shares of Series A Cumulative Convertible Preferred Stock with a face value of $800,000 (the "Coded Series A Stock"). The Promissory Note is due in full the earlier of September 27, 1997, or on the sale of DeCom systems, the Company's wholly owned subsidiary. The Note is convertible into common shares of Coded at a price of $0.25 per share. The conversion price is protected by limited anti-dilution provisions and the Note is secured, subject to subordination of up to $5 million of working capital loans if such are obtained by Coded. The Coded Series A Stock pays an 8% dividend, of which 50% is cash and 50% is common stock of Coded. The coded Series A Stock is convertible into 2,400,000 shares of Coded common stock.

     The Partnership had a 55.55% interest in the bridge loan and accordingly was to receive $222,200 of cash, $333,300 of the 6^ promissory notes, and 4,445 shares of the Coded Series A Stock. The Partnership simultaneously agreed to sell $22,240 of its 6% Promissory Note to another bridge loan holder and therefore, its amount of cash increased and its balance due on the notes decreased.

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

<PAGE 14>

stock as interest from the date of the Agreement in March to September 27, 1997.

     The $4,800,000 6% convertible debentures were converted into 48,000 shares of Series B Preferred Stock on December 18, 1996. Simultaneously with this conversion, the Partnership converted 1,225 shares of its Series B Stock into 200,006 shares of common stock of Coded. The remaining 46,775 shares of Series B Preferred Stock may be converted into 7,636,954 shares of common stock.

     In December 1996, in accordance with the agreement with ISA, the Partnership received 111,000 shares of common stock of Coded applicable to its bridge loan and 800,000 shares of common stock applicable to its original debentures. These shares were issued pursuant to a provision in the Agreement which provides that up to 3 million additional shares of common stock would be issued if certain market prices were established for Coded's stock. One million shares were to be issued once the market price of Coded's stock was $0.25 per share for a period of twenty (20 consecutive trading days following issuance of Coded's 10Q or 10K's. One million shares are to be issued when the price reaches $0.50 and the last one million shares when the price reaches $1.00. The $0.25 price was established and the shares issued in 1996. Additional shares may be issued if the $0.50 or $1.00 levels are reached. On December 18, 1996, the Partnership received 73,585 shares of common stock representing payment of dividends.

     During the quarter ended March 31, 1997, the Partnership sold 200,006 shares of Coded's common stock for $76,177, recording a loss of $34,977 on the transactions. In the second quarter, the Partnership sold 170,000 shares of Coded's stock for $53,633, representing a loss of $40,845. For the six month period ended June 30, 1997, the Partnership sold 370,006 shares of common stock having cumulative proceeds of $129,810, and representing a total loss of $75,822.

     On February 19, 1998, Coded announced that Gary Luick resigned as President and Chief Executive Officer, and Director of Coded. The Company also announced that Hugo Camou, Chairman of the Board, would be assuming responsibilities as Chief Executive Officer, and that John Wiggins, Chief Operating Officer, would become President and take Mr. Luick's place on the Board.

     On January 8, 1998, Coded announced that it had completed a two-year financial restructuring of its unsecured debt by making a final payment of $613,000 under the San Diego Credit Settlement Plan. Overall, the Plan settled $1.65 million dollars and was carried out over a 27-month period, during which time Coded made all payments as scheduled.

     On January 14, 1998, Coded announced that it had established a revolving line of credit with Comerica Bank for up to $1.75 million, including a capital equipment credit line for up to $250,000. The rate on the credit line is prime plus .5% and the line is collateralized by a security interest in Coded's assets. Proceeds are to be used for working capital.

<PAGE 15>

     Coded's performance has improved, as it has reported eight consecutive quarters of profitability and its sales volume increased significantly in 1997. For the nine months ended September 30, 1997, Coded reported $10,481,000 in sales compared to $8,675,000 in sales for the nine months ended September 30, 1996, and reported operating income of $525,000 for the nine month period ended September 30, 1997, in comparison to net income of $454,000 for the nine months ended September 30, 1996.

     Vance Arnold, Executive Vice President of the Managing General Partner, has been designated as the Partnership's Director Designee and serves as an Advisory Director of the Company.

Consolidated Health Care Associates, Inc.

     On December 29, 1992, the Partnership invested $2,500,000 in an 11% debenture issued by Consolidated Health Care Associates, Inc. ("CHCA") of Franklin, Massachusetts. Further, on December 30, 1993, the Partnership provided an additional $500,000 in convertible debentures and $500,000 in an 11% promissory note.

     CHCA operates physical therapy rehabilitation centers.

     On June 30, 1994, as part of an overall restructuring of the investment, the Partnership converted its $3,000,000 convertible debentures, $500,000 term note, and accrued interest of approximately $195,984 for 5,000,000 shares of common stock and 1,195,984 shares of Series A Preferred Stock ("CHCA Series A") convertible into 1,594,232 shares of CHCA common stock ($0.75 per share). The Series A Preferred stock pays a 6% dividend payable quarterly, has a mandatory conversion feature in the event that CHCA raises at least $1,500,000 in cash equity at a price greater to or equal to $0.75 per share and the conversion price is subject to certain anti-dilution rights. As part of this overall restructuring, CHCA entered into an agreement to repurchase or to arrange for the placement of a substantial block of stock as part of a contract settlement with the former chairman and CEO of the Company. The Partnership loaned CHCA $100,000 and agreed to disburse an additional $400,000, such financing in the aggregate amount of $500,000 to be consolidated into the issuance of the Series B Convertible Preferred Stock ("CHCA Series B") with a conversion price of $0.33 per share. This final disbursement was made on October 24, 1994 at which time the Partnership received 500,000 shares of CHCA Series B Preferred Stock. The CHCA Series B has a 6% coupon payable quarterly, has a mandatory conversion feature in the event that CHCA raises at least $1,500,000 in cash equity at a price greater to or equal to $0.75 per share and the conversion price is subject to certain anti-dilution rights. The Partnership did not receive dividend payments from CHCA during the year ended December 31, 1994 or 1995.

     During 1995, CHCA raised additional capital from another investor which triggered the anti-dilution protection found in the CHCA Series B. The Partnership chose to partially waive those rights for the transaction and in consideration received a reduction in the conversion price of the CHCA Series A from $0.75 to $0.57 per share and with respect to the Series B Preferred a reduction from $0.33 to $0.25 per share.

<PAGE 16>

     During 1996, the Partnership made advances totaling $265.000 under a multiple advance Promissory Note and Security Agreement dated April 25, 1996, as amended January 30, 1997. The Note provided for interest at a rate of 10% payable monthly, and was secured by all assets of CHCA, subject to senior debt. In addition, the Partnership received 6/10ths of a share of CHCA's common stock for each dollar of principal loaned. The Note is due on April 17, 1999.

     Effective May 1, 1997, the Partnership and CHCA entered into a new loan agreement, which canceled the $265.000 multiple advance Promissory Note due on April 17, 1999 and replaced it with a new installment Note. The new $264,000 Installment Promissory Note and Security Agreement bears interest at 10% and calls for 23 monthly principal and interest installments of $5,609 beginning on June 15, 1997, together with a final installment of $173,837 due on June 15, 1999.

     On July 10, 1997, the Partnership and CHCA entered into a bridge loan agreement in the amount of $300,000. This agreement took the form of a Promissory Note bearing interest at 8% per annum with all principal and interest due on the outstanding balance of the Note payable in full on or before November 30, 1997. In exchange for the bridge loan, CHCA agreed to modify and amend the Series A Preferred and Series B Preferred held by the Partnership. Pursuant to the modification, the conversion price for the Series A Preferred was reduced from $0.57 per share to $0.38 per share, and any and all accumulated dividends accruing on the Series A Preferred are to be paid to the Partnership in common stock at $0.38 per share. In addition, any and all accumulated dividends accruing on the Series B Preferred Stock shall be paid to the Partnership in common stock, at $0.25 per share.

     On August 13, 1997, CHCA announced that it had signed a non-binding letter of intent with Olympus Healthcare Group, Inc. ("Olympus"), a privately owned, integrated post-acute healthcare services company located in Westborough, Massachusetts. Pursuant to the letter of intent, Olympus would acquire substantially all of the operating assets and assume certain liabilities of CHCA in consideration for $5,000,000 consisting of 175,620 shares of common stock of Olympus and $750,000 cash.

     On September 19, 1997, the Partnership agreed to loan CHCA $100,000 in order to allow CHCA to meet its working capital requirements and enable it to finalize the Olympus transaction. The September 19 loan was made pursuant to a Promissory Note calling for interest at 8% per annum with all principal and interest due on the outstanding balance payable no later than November 20, 1997.

     On September 30, 1997, CHCA announced it had signed a revised non-binding letter of intent with Olympus. Under the revised letter, Olympus would acquire all of the operating assets and assume certain liabilities of PTS Rehab, Inc. and Consolidated Rehabilitation Services, Inc., wholly owned subsidiaries of CHCA, in exchange for 42,553 shares of Olympus common stock and $1,400,000 cash. CHCA also announced that it would pursue the sale of the remaining assets of consisting primarily of outpatient facilities located in Delaware and Pennsylvania.

<PAGE 17>

     On October 7, 1997, the Partnership and CHCA agreed to consolidated the $264,000 Note, the $300,000 Note, and the $100,000 Note into a new Note having a principal amount of $678,218 which includes accrued interest thereon of $14,218. The Partnership also advanced two follow-on loans each in the amount of $75,000 to CHCA in October 1997. Both of these advances were made under the terms of an 8% secured Promissory Note. On October 28, 1997, the Partnership and CHCA agreed to consolidated the $678,218 Promissory Note and the $150,000 in cash advances made in October 1997, together with accrued interest thereon of $3,335, into a new secured Promissory Note of $831,553. The October 28 Note bore interest at 8% per annum, with all the principal and accrued interest on the outstanding balance due on the earlier of November 27, 1997 or the closing of the sale of the assets.

     Pursuant to a Promissory Note dated as of November 11, 1997, bearing interest at 8% per annum, the Partnership advanced $75,000 to CHCA. Pursuant to a Promissory Note dated November 14, 1997, bearing interest at 8% thereon, the Partnership advanced $150,000 to CHCA.

     On December 15, 1997, CHCA announced that between October and November 1997, Olympus had negotiated revised terms for the sale, and that on November 20, 1997, CHCA agreed to accept $1,700,000 in cash as the total purchase price for the proposed transaction. CHCA also announced that an Asset Purchase Agreement had been executed on November 20, 1997, with the signature pages held in escrow for release upon completion of agreed upon revised terms, conditions, and related disclosure schedules. CHCA went on to confirm that these signature pages were released from escrow on December 10, 1997, thereby finalizing the Asset Purchase Agreement, and expected the deal to close following a meeting of shareholders on January 13, 1998.

     On December 17, 1997, the Partnership advanced to CHCA $40,000 under the terms of an 8% Promissory Note to be paid in full on January 15, 1999. On January 6, 1998, the Partnership and CHCA agreed to modify, renew, extend, and consolidated the October 28 Promissory Note for $831,553, the $75,000 Promissory Note dated November 11, 1997, the $150,000 Promissory Note dated November 14, 1997 and the $40,000 Promissory Note dated December 17, 1997, together with accrued interest thereon of $15,283 into a new Secured Promissory Note of $1,111,836. The January 6, 1998 Promissory Note bore interest at 8% per annum with the principal and accrued interest on the outstanding balance due under the note to be paid in full on the earlier of January 31, 1998 or the closing of the sale of CHCA's assets.

     On January 9, 1998, CHCA announced the completion of an Asset Purchase Agreement with HealthSouth Holdings, Inc. Under that agreement, HealthSouth acquired all of the operating assets and assumed certain liabilities of PTS Rehab Philadelphia, Inc. (consisting of one outpatient clinic located in Pennsylvania) and Physical Therapy Associates, Inc. (consisting of three outpatient clinics in Delaware), both wholly owned subsidiaries of CHCA, in exchange for $800,000 cash.

     On January 23, 1998, the Partnership advanced CHCA $65,000 under the terms of an 8% Promissory Note. On February 1, 1998, the Partnership and CHCA agreed to modify, renew, extend, and consolidate the January 6

<PAGE 18>

Promissory Note for $1,111,836 and the $65,000 Note dated January 23, together with accrued interest thereon of $6,464 into a new Secured Promissory note of $1,183,301. The January 23, 1998 Promissory Note bears interest at 8% per annum with the principal and accrued interest on the outstanding balance due under the Note to be paid in full on the earlier of May 31, 1998 or the closing of the sale of all or substantially all of the assets.

     On March 6, 1998, the Partnership and Duncan-Smith Co. agreed to loan CHCA $150,000 pursuant to a Promissory Note secured by all the assets of CHCA and its remaining subsidiaries. The Note is guaranteed by the PTS Rehab, Inc. subsidiary, and the guaranty is secured by all the receivables at the PTS Rehab, Inc. level. Under the Note, interest accrued at 15% per annum, and all principal and interest is due in full on or before June 1, 1998. The advances made under the Note will be split 50/50 between the Duncan-Smith Co. and the Partnership. Goodhue W. Smith, III, Chairman of the Board of CHCA, is a founding partner of Duncan-Smith. On March 6, 1998, Duncan-smith advanced CHCA $65,000 pursuant to the Note. On March 17, 1998, the Partnership advanced $63,000 to CHCA pursuant to the Note.

     CHCA is now nearing finalization of the sale of its remaining clinics, all located in Massachusetts, and is expected to be completed in March 1998. Upon Closing and final settlement between CHCA and its factoring company, the Partnership's debt will have a priority lien on all the receivables of CHCA and its subsidiaries, and the Partnership will be entitled to all proceeds generated from those receivables until its debt position is fully satisfied.

Industrial Holdings, Inc.

     On October 8, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Industrial Holdings, Inc. ("IHI") of Houston, Texas. IHI is engaged in the manufacture and distribution of industrial supplies.

     Interest was payable monthly. The debenture was non-callable for three years and provided for monthly principal installments commencing on October 1, 1995, which installments would have amortized approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the Debenture was convertible at any time into IHI common stock at $3.26 per share. The Partnership had the right to demand stock registration and certain piggyback, stock registration rights, and after October 8, 1995, at least one such registration at IHI's expense.

     On March 15, 1996, IHI paid $625,000 of Principal, leaving a Debenture principal balance of $1,875,000. At that time, the Partnership received warrants to purchase 50,000 shares of common stock at $4.00 per share. These warrants were to expire on March 31, 1999. The partnership exercised these warrants in December 1996, and sold the underlying stock at a gain of $243,750.

     In September 1996, the Partnership converted $815,000 of the 12% debentures into 250,000 shares of IHI's common stock leaving a principal

<PAGE 19>

balance in debentures of $1,060,000. These shares were sold in block sales and generated a capital gains of approximately $964,000.

     During 1997, the Partnership converted its remaining debenture balances throughout the year into 325,153 shares of common stock for $3,643,309, and sold the common stock for a gain of $2,589,309. The Partnership has liquidated its position in this investment.


Scientific Software/Intercomp, Inc.

     On October 30, 1992, the Partnership invested $2,500,000 in an 11% convertible debenture, Series #A issued by Scientific Software/Intercomp, Inc. ("'SSI'") of Denver, Colorado. Further, on September 30, 1993, the Partnership provided an additional $1,000,000 in an 11% convertible debenture, designated as Series #B. SSI provides data processing software for the petroleum industry.

     On June 27, 1994, the Partnership converted $1,750,000 of its $2,500,000 in an 11% convertible debenture Series A at a conversion price of $2.67.
This conversion netted the Partnership 653,846 shares of common stock, which the Partnership simultaneously sold as part of a larger secondary offering completed by SSI at $4.50 per share net to the Partnership. As part of this transaction, the conversion price of the remaining $1,750,000 in convertible debentures was changed to $2.39. Interest shall continue to accrue on the remaining debentures.

     Interest is payable monthly. The remaining principal on the Series A debentures is non-callable for three years and provides for monthly principal installments commencing on October 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1999. At the option of the Partnership, the debenture is convertible at any time into SSI common stock at $2.39 per share. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after October 30, 1995, at least one such registration at the SSI's expense. Except for the maturity date of October 1, 2000, the Series #B debentures are on terms equal to the initial debentures.

     Effective April 15, 1996, as post of a capital restructuring which provided $5,000,000 to SSI, the Partnership entered into an agreement which restructured the convertible debentures held by the Partnership. In combination with the new financing and issued on a basis pursuant to the same terms as all parties, the Partnership's $1,750,000 of convertible debentures were converted into the following: (i) a non-convertible secured $1,500,000 Promissory Note paying 7% interest due April 30, 2001; (ii) a warrant to purchase 450,000 shares of common stock at a price of $3.00 per share on or before April 30,2001; and (iii) 282,218 shares of common stock of Scientific Software, Inc. with a cost assignment of $250,000.

     On December 31, 1996, the Partnership purchased an additional 115,000 shares of common stock in the market for $55,610. On February 20, 1998, SSI

<PAGE 20>

announced that it had entered into a preliminary agreement with Well Service Technology A/S (WST) of Bergen, Norway, pursuant to which WST will acquire all the assets and liabilities of SSI, exclusive of the pipeline simulation division.

     SSI continues to incur losses and has had difficulty finding a strategic partner. As a result, a $500,000 valuation reserve has been established against the Partnership's Convertible Debenture.

     Russell Cleveland, the President, Director, and principal shareholder of the Managing General Partner, has been designated as the Partnership's Director Designee and serves as an Advisory Director of SSI.

Tricom Corp.

     On November 11, 1992, the Partnership invested $1,000,000 in a 12% convertible debenture issued by Tricom Corp. ("'Tricom'") of Santa Monica, California as the first disbursement under a $2,000,000 loan agreement pursuant to which the Partnership has the follow-on option to invest a further $1,000,000. An initial follow-on disbursement of $500,000 was made on March 26, 1993. Subsequently, on June 27, 1994 and December 30, 1994, further disbursements of $200,000 and $50,000, respectively, were completed. Tricom is engaged in LAN construction, telephone line construction auditing, parking meter auditing and the provision of coin box services for the pay telephone and parking meter industries.

     Interest was payable monthly. The debentures were non-callable for three years and provided for monthly principal installments commencing on November 1, 1995 which installments would have amortized approximately one/half of the principal with the balance due at maturity on November 1, 1999. At the option of the Partnership, the debenture was convertible at any time into Tricom common stock at $0.50 per share. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and after November 11, 1995, at least one such registration at Tricom's expense.

     During 1995, additional funds were advanced in the amounts of $54,000, $30,000 and $150,000. In connection with the loan of $150,000 in December 1995, the Partnership received 100,002 warrants to purchase Tricom's common stock at $1.50 per share, reduced to $1.00 per share should Tricom not complete an IPO by November 15, 1996.

     In the first quarter of 1997, the Partnership, other bridge loan holders, new investors, and Tricom entered into a tentative agreement to recapitalize Tricom. In the three months ended June 30, 1997, the Partnership, in accordance with the plan of reorganization, exchanged its 12% $1,000,000 Convertible Debenture dated November 19, 1992, its $500,000 Convertible Debenture dated March 26, 1993, its $200,000 12.5% Promissory Note dated July 1, 1994, its $50,000 12.5% Promissory Note dated December 29, 1994, and the unpaid interest on all of its debt totaling $403,600, for 21,536 shares of Tricom Series A Convertible Preferred Stock, par value $100 per share ($2,153,600). The Preferred Stock is Convertible at the option of

<PAGE 21>

the holder into common stock at $4.00 per share. A one-time adjustment of $2.00 per share will be made if Tricom has not raised $2,000,000 in new equity capital by December 31, 1998. In addition, the Partnership purchased 35,555 shares of common stock for $16,000. The Partnership also exchanged its $54,000 and $30,000 Notes along with its $150,000 bridge loan for 520,000 shares of common stock, and received warrants to purchase 250,000 shares of common stock at $2.00 per share.

     As of January 27, 1998, Tricom sold Office Communication Systems, Inc. ("OCS"), its wholly owned subsidiary, to AIDCO, Inc. The stock purchase agreement calls for Tricom to receive $1,350,000 for its ownership interest in OCS. Of the $1,350,000 sale price, $1,150,000 has been paid to Tricom, while the remaining $200,000 balance has been deposited into an escrow account to be held for a period of 12 months from the closing as security for the indemnification obligations of Tricom pursuant to the stock purchase agreement.

     The $1,350,000 purchase price is subject to two one time adjustments. First, AIDCO will pay Tricom four times the amount by which the annual earnings before interest and taxes (EBIT) of OCS during the period from February 1, 1997 to January 30, 1998 exceeds $340,000. Second, AIDCO is entitled to reduce the purchase price on a dollar for dollar basis by the difference between the actual book value calculated as of January 31, 1998 and a stated minimum book value amount of $475,000.

     The Partnership has provided a valuation reserve of $1,903,600 on this investment because OCS, the only income producing subsidiary of Tricom, has been sold subsequent to year end.

COMPETITION FOR INVESTMENTS

     The Partnership has significant competition for investment proposals. Competitive sources for growth capital for the industry include insurance companies, banks, equipment leasing firms, investment bankers and private investors. Many of these sources have substantially greater financial resources than is contemplated will be available to the Partnership.

     Therefore, the Partnership competes for investment opportunities based on its ability to respond to the needs of the prospective borrower and its willingness to provide management assistance.

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

<PAGE 22>

General Partner's staff time is devoted to activities of the Partnership. However, because of the diversity of skills required, the Partnership cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Partnership.

     The Investment Advisor currently serves as General Partner and manager to Renaissance Capital Partners, Ltd. ("'Renaissance I'") and as the Investment Advisor to Renaissance Capital Growth & Income Fund III, Inc. ("'Renaissance III'") and Renaissance U.S. Growth & Income Trust PLC ("'RUSGIT'"). Renaissance I is a BDC with investment objectives similar to those of the Partnership. Renaissance I is not actively seeking additional investments. Renaissance III is also a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership. It completed an offering in 1994 that raised approximately $41,489,500. As of December 31, 1997, Renaissance III had completed fourteen investments having an aggregate cost value of $33,148,232 of which twelve are still active. The Fund is actively seeking additional investment opportunities. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised investment capital of approximately $30,789,000. As of December 31, 1997, RUSGIT had made eight investments having an aggregate cost value of $14,353,750, of which seven are still active. RUSGIT, like Renaissance III, continues to actively seek investment opportunities. In addition, Renaissance Capital Group, Inc. and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

Item 2.  Properties.

     The Partnership's business activities are conducted from the offices of the managing General Partner, which offices are currently leased until July 31, 1999 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement.

<PAGE 23>

Item 3.  Legal Proceedings.

     In 1997, the Partnership filed suit for collection of a $100,000 Note from U.S. Fax, Inc., ActionFax International, Inc., and Facsimile Science Corporation ("U.S. Fax Defendants"). The Partnership had an investment in U.S. Fax, Inc which was previously charged off. The U.S. Fax defendants filed counterclaims against the Partnership for unspecified actual and punitive damages from certain business claims including breach of contract fraud, negligent misrepresentation, conversion and a request for declaratory relief. The Partnership has denied any and all liability and is vigorously defending this action.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.



                            Part II

Item 5.  Market for the Registrant's Securities.

TRADING

     There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.

NUMBER OF HOLDERS

     As of December 31, 1997, there were approximately 1,825 beneficial holders of Limited Partners interest; one holder of a Managing General Partner Interest; and two Independent General Partners.

DIVIDEND POLICY

     The Partnership Agreement provided an initial distribution to be made to the Limited Partners within 30 days after the end of the first quarter following closing of the offering, and thereafter within 30 days of the end of each subsequent quarter, with the amount of the distributions to be determined at the discretion of the General Partners. It is generally the intention of the General Partners to distribute investment income net of expenses on a quarterly basis. Further, distributions of capital gains will be made as realized.

     As the result of decreasing cash resources in 1995 and 1996, and 1997 the distributions to the limited partners were discontinued. In 1997, $1,000,000 in distributions were made to the limited partners. A the Partnership's investments continue to be liquidated, and other cash resources obtained, the Partnership expects to continue such payments in whole or in

<PAGE 24>
part based upon the cash resources.

Item 6.  Selected Financial Data.

     The following selected financial data for the five year period ending December 31, 1997, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this annual Report on Form 10-K for the five years ended December 31, 1997.

                       1997         1996         1995       1994        1993
Gross Income
(loss)(including
realized losses)    $243,921   $(3,098,478)  $(3,349,784) $47,215  $3,200,659

Net unrealized
appreciation
(depreciation) on
investments      (10,630,309)   1,049,091   1,443,065 (12,650,369) 10,132,217

Net income
  (loss)         (11,106,609) (3,000,121) (2,825,200) (13,814,448) 12,309,013

Income (loss) per
 Limited Partnership
 unit                 (253)           (68)      (64)         (315)       313

Total assets    14,631,365    26,933,422  29,892,591  33,772,316  50,911,023

Distributions to
 partners         1,000,000          -        600,000   3,100,000  2,506,708

Distributions per
 Limited Partnership
 unit                    23          -             14          71         64


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

<PAGE 25>

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

     Further, the Partnership may, in some cases, receive placement fees, draw-down fees and similar types of income. It might also receive management fee income, although it does not generally require such for services on the board of a Portfolio Company.

     Generally, management fees received by the Managing General Partner (or its personnel) for services to a Portfolio company will be paid to the account of the Partnership. The exception to this rule would apply to payments to the Managing General Partner or affiliate or designee thereof for unusual services performed by for the Portfolio Company, which are unrelated to and not required by the Portfolio Investment in such Portfolio Company and that are beyond the Partnership's contemplated management assistance to Portfolio Companies (i.e., beyond providing for director designees and limited consultation services in connection therewith). These payments would be made to the Managing General Partner or such other person only with the approval of the Independent General partners based, in part, on the determination that payments for such services are no greater than fees for comparable services charged by unaffiliated third parties, and subject to limitations and requirements imposed by the 1940 Act.

     While it will be the general principle that the Managing General partner and its officers and directors occupy a fiduciary relationship to the Partnership and shall not receive outside compensation or advantage in conflict with that relationship, neither the Managing General Partner nor its officers and directors are prohibited from receiving other income from non-conflicting sources.

     The Managing General Partner has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group, formed Renaissance I, a limited Partnership, and raised net capital contributions of approximately $12,886,000 in a private placement offering for the purpose of making primarily convertible debenture investments in small and medium size public companies. Renaissance I is currently fully invested. The Managing General partners has also formed Renaissance III, which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500 available for investment. As of December 31, 1997, Renaissance Capital Growth & Income Fund III, Inc. had completed fourteen investments having an aggregate cost value of $33,148,232 of which twelve are still active. The Fund is actively seeking additional investment opportunities. In the Spring of 1996, Renaissance Capital Group, Inc. formed Renaissance U.S. Growth & Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the

<PAGE 26>

Partnership.  RUSGIT invests primarily on a pari-passu basis with Renaissance
III. In 1996, RUSGIT raised investment capital of approximately $30,789,000. As of December 31, 1997, RUSGIT had made eight investments having an aggregate cost value of $14,353,750, of which seven are still active.
RUSGIT, like Renaissance III, continues to actively seek investment opportunities. In addition, Renaissance Capital Group, Inc. and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

     The determination regarding the existence of conflict of interest between these affiliated investment funds and the Registrant, and the resolution of any such conflict, shall vest in the discretion of the General Partners, subject to the requirement and resolution of the 1940 Act.

REGULAR QUARTERLY PAYMENTS TO PARTNERS   PRIORITY DISTRIBUTIONS

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

     As the result of decreasing cash resources in 1995 and 1996, the distributions to the Limited partners were discontinued. In 1997, $1,000,000 in distributions were made to the limited partners. As the Partnership's investments continue to be liquidated., and other cash resources obtained, the Partnership expects to continue such payments in whole or in part based upon the cash resources.

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions are made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter.

     To the extent that officers of the Managing General Partner are holders

<PAGE 27>

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

LIQUIDITY AND CAPITAL RESOURCES

          Through 1992, the Partnership raised gross initial capital of approximately $234,876,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately $22,596,000.

     In 1993, the Partnership raised additional gross capital of approximately $17,998,000 for an aggregate of $42,874,000 in the offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of approximately $39,075,000.

     Pending selection of investments in Portfolio Investments, the

<PAGE 28>

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

      During the year 1994, the Partnership made no additional Portfolio Investments but made follow-on investments to existing Portfolio Companies with cost aggregating $5,978,281. Cash Distributions to Limited Partners amounted to 43,500,000 in 1994, while cash provided by operating activities in 1993 amounted to $1,023,535.

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

     During 1997, the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $3,131,000 and investments in short term government securities of $992,400. Cash distributions of $1,000 were made to Limited Partners and operations for the year resulted in a cash deficit of $488,770. Cash was provided from the sale of stock and from the repayment of principal on investments of $3,773,121 and $1,000, respectively.

     Without the liquidation of Partnership investments, it may become necessary for the Managing General Partner to make cash advances to meet future partnership obligations.

     The Partnership's other sources of available capital for investment will be interest income and transactions fees charged by the Partnership with respect to the Portfolio Investments, and director fees paid by Portfolio Companies to the Partnership's director designees (although it is likely that most of the Portfolio Companies will not pay director fees). Other potential sources of available capital include gains from capital transactions.

     However, as discussed above, generally the Portfolio Investments will have an initial fixed term of seven years, with payments of interest only for an initial term of three to five years. Further, Portfolio Investments will

<PAGE 29>

be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, the Portfolio Investment will generally be considered non-liquid, and it is not contemplated that such gains will be realized in the near future.

     Additionally, when investments are converted into common stock, generally no dividends are paid Further, when exchanged or converted into preferred stock, while usually a preferred dividend payment will be provided in the security, yet the ability of the Portfolio company to meet such requirement is subject to availability of current earnings or earned surplus for dividend payments. As the result of decreasing cash resources in 1995 and 1996, the distributions to the Limited Partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole of in part based upon the cash resources.

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

<PAGE 30>

RESULTS OF OPERATIONS

1997 Compared to 1996

     During 1997, the Partnership made no additional portfolio investments but made follow-on investments of $3,131,000. As a result of prior investments and these follow-on investments, the Fund's 1997 total income was a loss of $11,106,609 consisting of the following: (i) interest income of $745,190; (ii) dividend income of $49,690; (iii) total expenses of $720,221,(iv) realized losses on investments of $550,959; and (v) unrealized depreciation on investments of $10,630,309. As a results of converting debentures to equity investments, and the necessity of reserving interest accruals, interest income continues to decline. Dividends are down as they are dependent on the availability of portfolio companies earnings for distribution. The estimated value of portfolio investments, as determined by the Managing General Partner, indicate a decrease of $10,630,309 in fair value during 1997. The Partnership realized a loss of $3,028,448 and $30,000 on the charge of its investments in AmeriShop, Inc. and StarComm Products, Inc. respectively. These combined losses were reduced to $550,959 after considering losses on the sale of Coded Communications, Inc. stock of $75,822 and gains on the sale of Industrial Holdings, Inc. stock of $2,583,309. Because of the inherent uncertainty of valuations, the Estimated Fair Value as determined by the Managing General partner may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1. "Business-Narrative Description of Business - partnership Portfolio Investments" and
Item 13 - (Certain Relationships and Related Transactions - Valuation of Investments")

     The Partnership incurred obligations in 1997 for the quarterly management fees to the Partnership's investment advisor, the Managing General Partner, of $411,179 and the Independent General Partners of $65,710. In addition, the Partnership incurred $91,850 of administrative expenses during 1997. The Partnership reimbursed the Managing General partner $90,476 for expenses in accordance with the Investment Advisory Agreement.

     Distributions in the amount of $1,000,000 were paid to Limited Partners in 1997.

1996 compared to 1995

     During 1996, the Partnership made no additional portfolio investments but made follow-on investments of $605,543. As a result of prior investments and these follow-on investments, the Partnership's income totaled $923,885 consisting of four net components: interest income aggregating $902,771 and fee income of $18,000. As a result of converting debentures to equity investments, and the necessity of reserving interest accruals, interest income continues to decline. Dividends are down as they are dependent on the availability of portfolio companies earnings for distribution. The estimated value of portfolio investments, as determined by the Managing General Partners, indicate an increase of $1,049,091 in fair value during 1996. The Partnership realized a loss of $3,536,975 and $1,733,422 on the charge-off of

<PAGE 31>

its investment in Prism Group, inc. and US Fax, Inc., respectively. These combines losses were reduced to $4,054,232 after considering gains on the sale of Industrial Holdings, Inc. stock. Because of the inherent uncertainty of valuation, the Estimated Fair Value as determined by the managing General Partner may vary significantly from the values that would have been used had a ready market for the securities exited, and the differences could be material. (See Item 1. "Business, - Narrative Description of Business - Partnership Portfolio Investments" and Item 13 - "Certain Relationships and Related Transactions - Valuation of Investments").

     The Partnership incurred obligations in 1996, for the quarterly management fees to the Partnership's investment advisor, the Managing General Partners of $559,571 and the Independent General Partners of $65,710. In addition, the Partnership reimbursed the Managing General Partner $176,256 for expenses in accordance with the Investment Advisory Agreement.

     No distributions to Limited Partners or the General Partners were made in 1996.

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                           Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 29, 1998 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of Registrant

     The information required by this Item is incorporated by reference to the sections entitled "Information Regarding General Partners,""Background and Experience of Independent General Partners" and "Background and Experience of Directors and Officers of Renaissance Group" in the Proxy Statement.

Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the section entitled "Compensation Paid to General Partners" in the Proxy Statement.

<PAGE 32>

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the sections entitled "Unit Ownership" and "Ownership of Securities of Managing General Partners" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                            Part IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8K

Documents filed as part of this Form 10K

     Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

Financial Schedules:

     Not applicable.

Reports on Form 8-K

     The Registrant did not file a report on Form 8-K during the fourth quarter of 1997.

Exhibits

     3.1 Renaissance Capital Partners II, Ltd. Amended and Restated Agreement and Articles of Limited Partnership dated as of September 30, 1991. (1)

     10.1 Investment Advisory Agreement as of May 30, 19990, as amended and restated on September 30, 1991 and March 7, 1994. (1) (2)

     (1) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on October 21, 1991 (Registration No. 33-38593).

     (2) Incorporated by reference from the Registrant's 1996 proxy filed with Securities and Exchange Commission on or around April 4, 1997.

<PAGE 33>

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 31, 1998

                         Renaissance Capital Partners II, Ltd. -
                             (Registrant)

                         By: Renaissance Capital Group, Inc.
                                Managing General Partner


                         By:_____________\s\______________
                              Russell Cleveland, president

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated Signatures.

Signature                     Title                  Date



______\s\________
Russell Cleveland       Chairman, President and    March 31, 1998
                        Director of the Managing
                        General Partner of the
                        Registrant (Principal
                        Executive Officer and
                        Principal Operating Officer)


_______\s\_____
Barbe Butschek          Senior Vice President,     March 31, 1998
                        Secretary and Treasurer
                        Of the Registrant of
                        The Managing General Partner
                        Of the Registrant


______\s\_____
Ernest C. Hill          Independent General        March 31, 1998
                        Partner of the Registrant


______\s\_______
Thomas W. Pauken        Independent General        March 31, 1998
                        Partner of the Registrant

<PAGE 34>

                    INDEX TO FINANCIAL STATEMENTS

                                                        Page

Independent Auditors' Report                             F-2

Statements of Assets, Liabilities
and Partners' Equity December 31, 1997 and 1996          F-3

Statements of Investments-
December 31, 1997 and 1996                       F-4 through F-7

Statements of Operations-
Years ended December 31, 1997, 1996 and 1995             F-8

Statements of Partners' Equity-
Years ended December 31, 1997, 1996 and 1995             F-9

Statements of Cash Flows-
Years ended December 31, 1997, 1996 and 1995    F-10 through F-11

Notes to Financial Statements                   F-12 through F-17

<PAGE 35>



RENAISSANCE CAPITAL PARTNERS II, LTD.

Financial Statements

December 31, 1997, 1996 and 1995

(With Independent Auditors' Report Thereon)

<PAGE F2>

INDEPENDENT AUDITORS' REPORT


The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd., including the statements of investments, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1997 and 1996, by examination of securities held in safekeeping for the Partnership and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP


February 4, 1998
Dallas, Texas

<PAGE F3>

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

              Statements of Assets, Liabilities and Partners' Equity

                     December 31, 1997 and 1996

                                                   1997              1996
Assets
Cash and cash equivalents                 $     755,755           2,673,170
Short term investments                          992,400                 -
Investments at fair value,
  cost of $22,780,273 in 1997 and
         $23,363,737 in 1996 (note 4)        12,829,070          24,042,843
Interest receivable                              54,140             114,157
Other asset                                         -               103,252
                                           $ 14,631,365          26,933,422

Liabilities and Partners' Equity

Liabilities:
  Accounts payable                         $     23,943              57,217
  Accounts payable
   affiliate (note 3)                           120,554             203,362
            Total liabilities                   144,497             260,579

Partners' equity (note 5):
   General partner                            (197,969)            (56,010)
   Limited partners
   (outstanding units of 43,304.01
        in 1997 and 43,434.01 in 1996)       14,684,837          26,728,853
                 Total partners' equity      14,486,868          26,672,843

Commitments and contingencies
  (notes 3 and 4)                           $14,631,365         $26,933,422

Limited partners' equity per limited
  partnership unit                          $       339                 615

<F1>
See accompanying notes to financial statements.

<PAGE F4>

                        RENAISSANCE CAPITAL PARTNERS II, LTD.

                        Statements of Investments

                        December 31, 1997 and 1996


                                                          1997
                                     Interest     Due                  Fair
                                     rate         date      Cost       value
Eligible Portfolio Investments -
  Convertible Debentures and
    Notes Receivable

Valued at fair value as
  determined by the General
  Partners (note 4):

Biodynamics International, Inc.
  specialty surgical products:
  Convertible debentures            9%      1/11/02  $ 2,074,081   5,135,547

Coded Communications, Inc. -
  digital data transmission
  equipment manufacturers:
   Note receivable                  6      03/01/99      311,060     311,060

Consolidated Health Care
  Associates, Inc. - physical
  therapy rehabilitation
  centers (1)
  Notes receivable                  8      varies      1,096,553   1,096,553

Scientific Software, Inc. -
  Software and pipeline
  monitoring: (1)
  Note receivable                   7     04/30/01    1,500,000   1,000,000

Protech, Inc. - telecommunications:
  Convertible debenture:           10     09/30/99       67,500          -

                                                      5,049,194   7,543,160

 (Continued)

<PAGE F5>

                       RENAISSANCE CAPITAL PARTNERS II, LTD.

                        Statements of Investments, Continued

                                                         1997
                                                                       Fair
                                     Shares            Cost          value
Eligible Portfolio Investments -
 Common and Preferred Stock
  and Warrants

Valued at fair value as determined
 by the General Partners (note 4):

 Biodynamics International, Inc. -
  specialty surgical products:
    Common                            547,560        4,654,272       643,383
    Warrants to purchase
    547,560 shares of
    Biodynamics International,
    Inc.                             547,560             -               -
    Warrants to purchase
    806,396 shares of Biodynamics
    International, Inc.              806,396             -               -

 Coded Communications, Inc. -
    digital data transmission
      equipment manufacturers:
    Series A convertible
      preferred                        4,445          410,343       289,949
    Series B convertible
      preferred                       46,775         4,244,245    2,998,991
    Common                         1,014,585           517,025        -

Consolidated Health Care
    Associates, Inc. physical
    Therapy rehabilitation
    Centers: (1)
     Series A preferred               1,195,984        1,195,984       -
     Series B preferred                 500,000          500,000       -
     Common                           5,159,000        2,500,000       -

 Scientific Software, Inc.
     Software pipeline
     Monitoring:
     Common                            397,218          305,610       49,652
Total Choice, Inc. - premium
  incentive fulfillment company:
  Preferred                             3,000          300,000       300,000
  Common                                  500          700,000       503,935






<PAGE F6>

Tricom Corp. - telecommunications
  network construction: (1)
  Series A convertible preferred         21,536      2,153,600    500,000
  Common                       555,555        250,000        -
                                          17,731,079  5,285,910
                                           $ 22,780,273   12,829,070

<F1>
1 - Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock are delinquent as of December 31, 1997.

<PAGE F7>

                         RENAISSANCE CAPITAL PARTNERS II, LTD.

                        Statements of Investments, Continued


                                                          1996
                                    Interest     Due                    Fair
                                    rate        date       Cost        value
Eligible Portfolio Investments
 Convertible Debentures and Notes
 Receivable

Valued at fair value as
 determined by the General
 Partners (note 4):

Amerishop, Inc. - premium
Incentive fulfillment company:(1)
Convertible debenture               12.5%     7/1/99  $ 2,000,000  2,000,000
Notes receivable                    varies    varies     1,728,44    728,448


Biodynamics International, Inc. -
 specialty surgical products:
 Note receivable                    10      12/31/99      374,064    426,598


Coded Communications, Inc. -
 digital data transmission
 equipment manufacturers:
 Note receivable                     6       9/27/97      311,060    417,834


Consolidated Health Care
 Associates, Inc. - physical
 therapy rehabilitation
 centers: (1)
 Note receivable                    10       4/17/99      265,000    265,000


Industrial Holdings, Inc. -
 Holding company for light
 Manufacturing companies:
 Convertible debentures             12       10/1/99    1,060,000  3,581,158


Scientific Software, Inc. -
 Software and pipeline
 monitoring:
 Note receivable                    7       4/30/01    1,500,000  1,500,000






<PAGE F8>


Tricom Corp. - tele-
 Communications network
 Construction: (1)
 Convertible debentures            12       11/1/99    1,500,000  1,500,000
 Notes receivable               varies       varies      484,000    484,000


Protech, Inc. - tele-
 communications:
 Convertible debenture (1)     10       9/30/99       67,500       -
                                             9,290,072    10,903,038



<PAGE F9>

                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                    Statements of Investments, Continued


                                                          1996
                                                                      Fair
                                       Shares            Cost         Value
Eligible Portfolio Investments-
Common and Preferred Stock

Valued at fair value as
 determined by the General
 Partners (note 4):

Biodynamics International, Inc. -
specialty surgical products: (1)
Series C convertible preferred       32,665      $  4,164,826    4,699,739

Coded Communications, Inc. -
digital data transmission
equipment manufacturers:
Series A convertible preferred      4,445            410,343       501,396
Series B convertible preferred     46,775          4,244,245     4,244,245
 Common                         1,384,591            722,657       520,606

Consolidated Health Care
Associates,
Inc. - physical therapy
rehabilitation centers:(1)
 Common                         5,159,000          2,500,000    1,617,002
 Series A preferred             1,195,984          1,195,984      677,986
 Series B preferred               500,000            500,000      646,250

Scientific Software, Inc. -
 Software and pipeline
 monitoring:
 Common                           397,218            305,610      202,581

StarComm Products, Inc. -
 input devices for
 personal computers:
 Common                             8,333             30,000      30,000
                                                 14,073,665   13,139,805
                                               $ 23,363,737   24,042,843

<F1>
1 - Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock were delinquent as of December 31, 1996.
<F2>
See accompanying notes to financial statements.

<PAGE F10>

                        RENAISSANCE CAPITAL PARTNERS II, LTD.

                           Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                          1997      1996          1995
Income:
  Interest                            $  745,190   902,771     1,172,775
  Dividends                               49,690    34,983       449,816
  Commitment, closing and management
    fees                                       -    18,000        24,000
                                        794,880    955,754     1,646,591
Expenses (note 3):
  General and administrative            309,042    391,163       356,418
  Management fees                       411,179    559,571       562,063
                                        720,221    950,734       918,481
     Operating income                    74,659      5,020       728,110

Investment loss:
  Net unrealized appreciation
   (depreciation) on investments
    (note 4)                        (10,630,309)  1,049,091    1,443,065
Net realized loss on investments       (550,959)(4,054,232)   4,996,375)
       Investment loss              (11,181,268)(3,005,141)  (3,553,310)

          Net loss                 $(11,106,609)(3,000,121)  (2,825,200)

Limited Partners' share of net loss
  $(253.01), $(68.38) and $(64.40)
   per unit for 1997, 1996 and
     1995, respectively            $(10,964,650) (2,970,120) (2,796,948)

General Partner's share of
  net loss                             (141,959)   (30,001)     (28,252)

     Net loss                      $(11,106,609) (3,000,121) (2,825,200)

<F1>
See accompanying notes to financial statements.

<PAGE F11>

                 RENAISSANCE CAPITAL PARTNERS II, LTD.

                    Statements of Partners' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                     General        Limited
                                     Partner        Partners       Total
Balance, December 31, 1994     $    2,243       33,107,586    33,109,829

  Redemption of 15 limited
    partnership units                -             (11,665)      (11,665)

  Net loss                         (28,252)     (2,796,948)   (2,825,200)

  Distributions (note 5)                -          (600,000)    (600,000)

Balance, December 31, 1995         (26,009)      29,698,973   29,672,964

Net loss                           (30,001)      (2,970,120)  (3,000,121)

Balance, December 31, 1996         (56,010)      26,728,853    26,672,843

Redemption of 130 limited
  partnership units                  -             (79,366)      (79,366)

Net loss                          (141,959)     (10,964,650) (11,106,609)

Distributions (note 5)               -           (1,000,000)  (1,000,000)

Balance, December 31, 1997       $(197,969)      14,684,837   14,486,868

<F1>
See accompanying notes to financial statements.

<PAGE F12>

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                        Statements of Cash Flows

                     Years ended December 31, 1997, 1996 and 1995

                                        1997           1996        1995
Cash flows from operating
activities:
 Net loss                      $   (11,106,609)    (3,000,121)  (2,825,200)
Adjustments to reconcile
net loss
 to net cash used in
 operating activities:
 Net unrealized (appreciation)
 depreciation on investments       10,630,309   (1,049,091)     (1,443,065)
Net realized loss on
investments                           550,959     4,054,232      4,996,375
Decrease in other assets              103,252       197,538           -
Increase in interest
 receivable                          (550,599)     (351,538)    (1,050,368)
Increase (decrease) in accounts
 payable                             (33,274)        57,217            -
Decrease in accounts payable
 - affiliate                         (82,808)      (16,127)      (142,998)
Net cash used in operating
 activities                         (488,770)     (107,890)      (465,256)

Cash flows from investing
 activities:
Purchase of investments            (3,131,000)     (605,543)    (1,073,132)
Proceeds from sale of
 investments                        3,773,121     2,267,284         19,210
Repayment of principal on
 investments                            1,000       651,541         25,000
Investments in short term
 investments, net                  (992,400)             -              -
Net cash provided by (used in)
 investing activities              (349,279)     2,313,282     (1,028,922)

Cash flows from financing
 activities:
Redemption of limited
 partnership units                   (79,366)       -             (11,665)
Distributions to limited
 partners                         (1,000,000)        (138)       (899,862)
Net cash used in financing
 activities                       (1,079,366)        (138)       (911,527)

Net increase (decrease)
in cash and
 cash equivalents                 (1,917,415)    2,205,254     (2,405,705)
Cash and cash equivalents
 at beginning
 of the year                       2,673,170      467,916       2,873,621
Cash and cash equivalents
at end
 of the year                    $    755,755    2,673,170         467,916

<F1>
Noncash investing transactions:
<F2>
  During 1997, 1996 and 1995, $610,616, $932,746 and $838,067, respectively, of interest receivable was capitalized to convertible debentures, notes receivable or common stock.







<PAGE F13>


                 RENAISSANCE CAPITAL PARTNERS II, LTD.

                Statements of Cash Flows, Continued



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

  The fourth quarter partnership distributions of $138 were accrued as of December 31, 1995.

    During 1995, certain investments were exchanged for other assets totaling $130,790.

See accompanying notes to financial statements.

<PAGE F14>
                  RENAISSANCE CAPITAL PARTNERS II, LTD.

                    Notes to Financial Statements

                   December 31, 1997, 1996 and 1995


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

      (c) Net Income (Loss) per Limited Partnership Unit

    Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year. The weighted average limited partnership Units outstanding were 43,336.5 during 1997 and 43,434.01 during 1996 and 1995.

      (d) ederal Income Taxes

     In accordance with Federal income tax regulations, no income taxes are levied in a partnership, but rather on the individual partners.

<PAGE F15>

Consequently, no Federal income taxes have been reflected in the accompanying financial statements.

      (e) Short Term Investments

     Short term investments represents a government agency security with a maturity of less than one year. Such investment was valued at quoted market value.

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

     (g)  Management Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial settlements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

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

    The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the Net Assets after the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. The Partnership incurred, during the years ended December 31, 1997, 1996 and 1995, $411,179, $559,571 and $562,063, respectively, for such management fees. For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Net Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.

<PAGE F16>

     The Managing General Partner was reimbursed by the Partnership for administrative expenses incurred by the Managing General Partner on behalf of the Partnership. Such reimbursements were $90,476, $176,256 and $290,728 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

     Each of the Independent General Partners receives a quarterly fee of $.24 per unit for the first 25,000 units and $.12 per unit for all units in excess of 25,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts totaled $65,710 in 1997, 1996 and 1995 and are included in general and administrative expenses in the accompanying statements of operations.

(4)  Investments

     The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities, and partners' equity as of December 31, 1997 and 1996 at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

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

<PAGE F17>

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

     As of December 31, 1997 and 1996, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners, of $12,829,070 and $24,042,843, respectively. Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following.

     Original cost

     Quoted market value

     The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock

     Original cost less a valuation reserve for  collectibility concerns

     The financial statements include securities of publicly-held companies valued at $12,829,070 (88% of total assets) and $24,042,843 (89% of total assets) as of December 31, 1997 and 1996, respectively, whose values have been estimated by the Managing General Partner and approved by the

<PAGE F18>

Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     As of December 31, 1997 and 1996, the net unrealized appreciation (depreciation) associated with investments held by the Partnership was ($9,951,203) and $679,106, respectively.

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

     All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annualreturn of 10% on their gross capital contributions and any remaining capital gains
(net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1997, 1996 and 1995, the net unrealized appreciation or depreciation was allocated 99% to the Limited Partners. If the investments in convertible debentures had been disposed of at their estimated fair values, as determined by the Managing General Partner and approved by the Independent General Partners, there would have been no additional allocation to the Managing General Partner under the terms of the Partnership Agreement and Investment Advisory Agreement.

     Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1996, the distributions to the limited partners were discontinued. As the Partnership's investments were liquidated or other cash resources were obtained, the Partnership reinstated such payments in whole or in part during 1997 based upon Capital Transactions and the cash resources available. In addition, the Managing General Partner has the discretion to discontinue payment of the management fees or expense reimbursements if cash resources are further limited.