Form 10-Q
period 1998-03-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1998-05-20
CIK 871867

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _________________

                   Commission File Number:  038593

                RENAISSANCE CAPITAL PARTNERS II, LTD.
  __________________________________________________________________________
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



                   Yes (X)      No()

                    PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                RENAISSANCE CAPITAL PARTNERS II, LTD.

                  STATEMENT OF ASSETS, LIABILITIES,
                         AND PARTNERS' EQUITY

                             (Unaudited)



  Assets                           December 31, 1997    March 31, 1998
Cash and cash equivalents          $     755,755      $       94,750
Short term investments                   992,400             994,700
Investments at market value, cost
    of $22,780,273 and $23,430,021    12,829,070          21,953,783
Interest receivable                       54,140             116,839

                                     $14,631,365         $23,160,072



  Liabilities and Partners' Equity

Accounts payable                  $       23,943   $              -
Accounts payable - related
     parties                             120,554            284,834

    Total liabilities                    144,497            284,834

Partners' equity (deficit):
  General partner                       (197,969)          (114,085)
  Limited partners (43,304.01 units)  14,684,837         22,989,323

    Total partners' equity            14,486,868         22,875,238

                                     $14,631,365        $23,160,072

<F1>
See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS, II, LTD.

                       STATEMENT OF OPERATIONS

                             (Unaudited)


                                         Three Months ended March 31,
                                             1997             1998
Income:
  Interest                            $      68,946    $     102,350
  Dividends                                  22,450            6,732

                                             91,396          109,082
Expenses:
  Legal fees                                  6,021           29,399
  Accounting and professional                13,149           20,442
  Independent general partner fees           16,427           16,428
  Other general and administrative           10,464           14,458
  Management fees                           121,849          114,951

                                            167,910          195,678

      Net income (loss) from operations     (76,514)         (86,596)


Net realized and unrealized gain (loss)
  on investments                         (1,743,134)       8,474,966

 Increase (Decrease) in assets from
         operations                     $ (1,819,648)    $  8,388,370

income (Loss) per weighted average
 limited partnership unit                    $(41.60)         $191.77


<F1>
See accompanying notes to financial statements.


                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                  STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                      THREE MONTHS ENDED MARCH 31, 1998

                             (Unaudited)


                                   General           Limited
                                   Partner           Partners         Total
Balance at December 31, 1997     $(197,969)        $14,684,837    $14,486,868

Net income                          83,884           8,304,486      8,388,370


Balance at March 31, 1998        $(114,085)        $22,989,323    $22,875,238














<F1>
See accompanying notes to financial statements.


                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                          STATEMENT OF CASH FLOWS

                                (Unaudited)

                                             Three Months ended March 31,
                                               1997              1998
Cash flows from operating activities:
  Net income (loss)                        $ (1,819,648)      $8,388,370
Adjustments to reconcile net income to net
 cash flows provided by operating activities:
 Net realized and unrealized
   (gain) loss on investments                 1,743,134       (8,474,966)
 Increase in short term investments              -               (2,299)
 (Increase) decrease in interest receivable     (21,285)        (62,699)
 Increase (Decrease) in accounts payable        (80,960)        140,337

      Total adjustments                      1, 640,889      (8,399,627)

      Net cash used by operating activities    (178,759)        (11,257)

Cash flows from investing activities:
 Investments in securities                      (16,000)              -
 Investments in convertible debentures
  and notes receivable                              -          (649,748)
 Reduction of other assets                       35,571               -
  Proceeds from sale of securities            1,405,787               -

      Net cash provided (used) by
         investing activities                 1,425,358        (649,748)

Cash flows from financing activities:
  Limited partner withdrawal                    (79,376)            -


      Net cash used by financing activities     (79,376)             -

        Net increase (decrease) in cash       1,167,223       (661,005)

  Cash and cash equivalents at the
        beginning of the period               2,673,170        755,755

  Cash and cash equivalents at the
        end of the period                   $ 3,840,393   $     94,750

<F1>
See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS II, LTD.
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998

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

2. Summary of Significant Accounting Policies

  A. Cash and Cash Equivalents - for purposes of the statement of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less.
The Partnership paid no interest for the period ended March 31, 1998.

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

  F. Interest income - interest income is accrued on all debt securities owned by the Partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $129,905 and the amount determined to be uncollectible and charged against the income was $27,555.

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

  The Partnership has entered into a management agreement with the Managing General Partner. Pursuant to such agreement, the Managing General Partner performs certain services, including certain management and administrative services necessary for the operation of the Partnership. The Managing General Partner is entitled to receive a management fee equal to 2.0% of the Partnership's net assets (.5% quarterly), payable in arrears. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the
Advisory   Agreement was ratified by the Limited Partners.  The agreement now dictates that to the extent any portion of such fee is based on an increase in net asset value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees paid to the Managing General Partner during the three months ended March 31, 1998 were $114,951.

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

  Pursuant to the Management Agreement as described in Note 4 above, the Partnership owed the Managing General Partner $268,406 at March 31, 1998, which includes the first quarter management fee.

  At March 31, 1998, the Partnership owed the two Independent General Partners $16,428 for the first quarter Independent General Partner fee as defined in the Partnership Agreement.

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

8. Partnership Agreement

  Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, will be allocated 1% to Renaissance and 99% to the Limited Partners. All items of gain of the Partnership resulting from Capital Transactions shall be allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance and 99% to the Limited Partners.

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

                        INVESTMENT VALUATION SUMMARY

                                                  CONVERSION       FAIR
                                        COST     OR FACE VALUE     VALUE
Biodynamics, International, Inc.
Common Stock                         $4,654,272   $1,538,644     $1,446,325
Convertible Debentures                2,574,081   13,441,097     12,584,632
Warrants                                 -0-         339,087        318,741

Coded Communications Corporation
Preferred Stock                       4,654,588    4,654,588      3,258,502
Common Stock                            517,025      182,625          -0-
Promissory Note                         311,060      311,060        311,060

Consolidated Health Care Associates, Inc.
Preferred Stock                       1,695,984    1,695,984          -0-
Common Stock                          2,500,000      625,000          -0-
Promissory Notes                      1,246,301    1,246,301     1,246,301

Scientific Software, Inc.
Promissory Note                       1,500,000    1,500,000     1,300,000
Common Stock                            305,610      184,287       184,287

Total Choice, Inc.
Preferred Stock                         300,000      300,000      300,000
Common Stock                            700,000      700,000      503,935

Tricom Corporation
Preferred Stock                       2,153,600    2,153,600      500,000
Common Stock                            250,000      250,000         -0-

Protech, Inc.
Promissory Notes                         67,500       67,500         -0-

                                    $23,430,021  $29,189,773  $21,953,783

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and (b)the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

(1) MATERIAL CHANGES IN FINANCIAL CONDITION

     For the first quarter ended March 31,1998, total partner's equity increased $8,502,455 due to a net increase in investment valuations reflecting a net increase in the value of the Partnership's portfolio assets. The largest single gain in the Partnership's portfolio for the quarter is attributable to Biodynamics International, Inc. The market value of the Partnership's total investment in Biodynamics rose over $9.6 million in value during the quarter, due to the Company's increased common stock price.

The following portfolio transactions are noted for the quarter:

     BIODYNAMICS INTERNATIONAL, INC. In March 1998, the Partnership advanced Biodynamics International Inc. ("Biodynamics") $500,000 pursuant to a 9% Convertible Debenture secured by substantially all of the assets of Biodynamics. The Debenture is convertible into shares of Biodynamics common stock at $1.35 per share. The Debenture was executed under the same terms and conditions as the November 11, 1997 Debenture. Interest for the first 90 days of the Debenture will be payable by Biodynamics either in cash or shares of Biodynamics common stock at $1.35 per share, at the option of Biodynamics.

     Subsequent to March 31, 1998, Biodynamics changed its name to Tutogen Medical, Inc., and changed its trading symbol to "TTGN". The Company is traded on the OTC Bulletin Board.

     CONSOLIDATED HEALTH CARE ASSOCIATES, INC. On January 6,1998, the Partnership and Consolidated Health Care Associates, Inc. ("Consolidated") agreed to modify, renew, extend, and consolidate the October 28, 1997 Promissory Note for $831,553.05, the $75,000 Promissory Note dated November 11, 1997, the $150,000 Promissory Note dated November 14, 1997, and the $40,000 Promissory Note dated December 17, 1997, together with accrued interest thereon of $15,283.34, into a new secured Promissory Note of $1,111,836.39. On January 23, 1998, the Partnership advanced Consolidated

$65,000 under the terms of an 8% Promissory Note. On February 1, 1998, the Partnership and Consolidated agreed to modify, renew, extend, and consolidate the January 6, 1998 Promissory Note for $1,111,836.39 and the $65,000 Promissory Note dated January 23, 1998, together with accrued interest thereon of $6,464.16, into a new secured Promissory Note of $1,183,300.55. The February 1, 1998 Promissory Note bears interest at 8% per annum with the principal and accrued interest on the outstanding balance due under the note to be paid in full on the earlier of May 31, 1998 or the closing of the sale of all or substantially all of the Company's assets.

     On March 6, 1998 the Partnership and Duncan-Smith Co. ("DSC") agreed to loan Consolidated $150,000 pursuant to a Promissory Note secured by all the assets of the Company and its remaining subsidiaries. The Note is guaranteed by PTS Rehab, Inc. ("PTS"), Consolidated's wholly owned subsidiary, and the guarantee is secured by all the receivables at the PTS level. The note accrues interest at 15% per annum, with all principal and interest being due in full on or before June 1, 1998. Pursuant to a Participation Agreement between the Partnership and DSC, the advances made under the March 6, 1998 Note were to be split 50/50 between the Partnership and DSC. On March 6, 1998, DSC advanced Consolidated $65,000 pursuant to the terms of the March 6, 1998 Note. On March 17, 1998, the Partnership advanced $63,000 to Consolidated under the terms of the March 6, 1998 Note.

     Subsequent to March 31, 1998, Consolidated remitted $129,057 to the Partnership for repayment of debts outstanding. Pursuant to its Participation Agreement with DSC, the Partnership remitted $65,694.52 to DSC constituting repayment of the $65,000 principal amount advanced to Consolidated by DSC pursuant to the March 6, 1998 Note, together with interest thereon of $694.52. The Partnership applied the remaining $63,362.48 to the balance of the February 1, 1998 Note.

(2) MATERIAL CHANGES IN OPERATIONS

     The Partnership currently is not actively considering additional Portfolio Investments. Therefore no significant further amount of income from closing fees and commitment fees is anticipated.

     In the quarter ended March 31, 1998, the Partnership recorded a loss of $76,514, which loss resulted primarily from a decrease in the interest income received by the Partnership from portfolio investments. Interest income continued to decline as the result of not accruing certain past due payments from portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields as compared to debentures.

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of March 31, 1998, the following companies are in arrears on interest payments: Consolidated
Health Care Associates, Inc. is in arrears in interest payments owed to the Partnership in the aggregate amount of $7,261.90, and Biodynamics

International Inc. is in arrears in interest payments owed to the Partnership in the aggregate amount of $56,255.88.


                     PART II - OTHER INFORMATION

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

The Partnership has denied any and all liability relating to this suit and intends to vigorously defend all counterclaims.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         RENAISSANCE CAPITAL PARTNERS II, LTD.




May 20, 1998     ___________________\S\_______________________________
                 Renaissance Capital Group, Inc., Managing General Partner
                             Russell Cleveland, President




May 20, 1998     ____________________\S\________________________________
                 Renaissance Capital Group, Inc., Managing General Partner
                          Barbe Butschek, Chief Financial Officer