Form 10-Q
period 1998-06-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1998-08-20
CIK 871867

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                   Commission File Number:  038593

                RENAISSANCE CAPITAL PARTNERS II, LTD.
        (Exact name of registrant as specified in its charter)

          Texas                                     75-2407159
(State or other jurisdiction                (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas              75206-1857
(Address of principal executive offices)                  (Zip Code)

                             214/891-8294
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                   Yes      X         No

                    PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                RENAISSANCE CAPITAL PARTNERS II, LTD.

                  STATEMENTS OF ASSETS, LIABILITIES,
                         AND PARTNERS' EQUITY



                                ASSETS

                                                          (Unaudited)
                                         December 31,      June 30,
                                             1997           1998




Cash and cash equivalents           $       755,755   $    151,022
Short term investments                      992,400        749,550
Investments at market value,
 cost of $22,780,273 and $23,307,044     12,829,070     15,238,811
 at December 31, 1997 and June 30, 1998,
 respectively
Interest receivable                          54,140        192,042
                                       ------------     ----------

                                        $14,631,365    $16,331,425
                                         ==========     ==========

                  LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Accounts payable                  $       23,943     $      -
  Accounts payable - related parties       120,554         119,458
                                         ---------      ----------
    Total liabilities                      144,497         119,458
                                         ---------      ----------
Partners' equity (deficit):
  General partner                         (197,969)       (180,454)
  Limited partners (43,304.01 units at
    December 31, 1997 and 43,254.01
    units at June 30, 1998)             14,684,837      16,392,421
                                        ----------      ----------
    Total partners' equity              14,486,868      16,211,967
                                        ----------      ----------

                                       $14,631,365      $16,331,425
                                        ==========       ==========
Limited Partners' Equity
  per limited partnership unit                $339             $379
                                             =====            =====
[FN]
See accompanying notes to financial statements.


                RENAISSANCE CAPITAL PARTNERS II, LTD.

                       STATEMENTS OF OPERATIONS

                              (Unaudited)

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                             1997           1998          1997          1998
Income:

  Interest                             $    484,555   $    98,820   $  553,501     $  201,170
  Dividends                                   6,460           -         28,910          6,732
                                          ---------     ---------    ----------     ---------
      Total income                          491,015        98,820      582,411        207,902

Expenses:
  Operating expenses                         66,412        82,185      112,473        162,912
  Management fees                           109,247        81,467      231,096        196,418
                                          ---------     ---------     --------       --------
   Total Expenses                           175,659       163,652      343,569        359,330
                                          ---------     ---------     --------       --------
   Net income(loss) from operations        315,356       (64,832)      238,842       (151,428)

Net realized gain (loss) on investments (1,996,109)       20,000    (1,061,476)        20,000

Net unrealized gain(loss) on investments  (352,929)   (6,591,996)   (3,030,696)     1,882,970
                                         ----------    ----------    ---------      ---------
     Net income(loss)                   $(2,033,682)  $(6,636,828)  $(3,853,330)  $ 1,751,542
                                          =========     =========     =========     =========
     Net income(loss) per limited
     partnership unit                   $    (46.49)  $   (151.90)  $    (88.09)  $     40.07







See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS II, LTD.

               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

          Six Months Ended June 30, 1997 and June 30, 1998





                                     General        Limited
                                     Partner        Partners          Total

Balance at December 31, 1996       $  (56,010)    $26,728,853     $26,672,843

Net income(loss)                      (38,533)     (3,814,797)     (3,853,330)

Distributions to limited partners          -       (1,000,000)     (1,000,000)

Limited partner withdrawal                 -          (79,376)        (79,376)
                                    ---------      ----------      ----------

Balance at June 30, 1997           $  (94,543)    $21,834,680     $21,740,137
                                    =========      ==========      ==========





Balance at December 31, 1997         $ (197,969)    $ 14,684,837     $14,486,868

Net income (unaudited)                   17,515       1,734,027       1,751,542

Limited partner withdrawal (unaudited)      -           (26,443)        (26,443)
                                      ---------       ----------      ----------
Balance at June 30, 1998 (unaudited) $ (180,454)     $16,392,421     $16,211,967
                                      =========       ==========      ==========


See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                          STATEMENTS OF CASH FLOWS

                                (Unaudited)

(CAPTION>
                                                              Six Months Ended June 30,
                                                                1997           1998
Cash flows provided by (used in) operating activities:
  Net income (loss)                                           $ (3,853,330)    $ 1,751,542

  Adjustments to reconcile net income(loss) to net
    cash flows from operating activities:
    Net realized and unrealized (gain) loss on investments       4,092,172      (1,902,970)
    (Increase) decrease in accounts receivable                      14,204        (137,902)
    (Decrease) increase in accounts payable                        (99,542)        (25,039)
                                                                 ---------     -----------

      Net cash provided by (used in) operating activities          153,504        (314,369)
                                                                 ---------     -----------
Cash flows provided by (used in) investing activities:
  Principal payments of notes receivable                             1,000              -
    Proceeds from sale of investments                            3,025,464         388,144
  Purchase of investments                                       (1,422,487)       (652,065)
  (Increase) decrease in other assets                               18,602              -
                                                                ----------     -----------
      Net cash provided by (used in) investing activities        1,622,579        (263,921)

Cash flows provided by (used in) financing activities:
  Limited partner withdrawal                                       (79,376)        (26,443)
  Cash distributions to limited partners                        (1,000,000)             -
                                                                 ---------     ------------
      Net cash provided by (used in) financing activities       (1,079,376)        (26,443)
                                                               -----------     ------------
        Net increase (decrease) in cash                            696,707        (604,733)

        Cash and cash equivalents at the
         beginning of the period                                 2,673,170         755,755
                                                                 ---------      ----------
        Cash and cash equivalents at the end
         of the period                                         $ 3,369,877     $   151,022
                                                                ==========      ==========



See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS II, LTD.

                    Notes to Financial Statements

                            June 30, 1998

                             (Unaudited)

1. Organization and Business Purpose

  Renaissance Capital Partners II, Ltd. (the "Partnership"), a Texas limited partnership, was formed on January 14, 1991. The Partnership seeks to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt secur-ities of small- to medium-size public companies.

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

2. Summary of Significant Accounting Policies

   A. Cash and Cash Equivalents - for purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the periods ended June 30, 1998 and 1997.

   B. Federal Income Taxes - no provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

   C. Net Income(Loss) Per Limited Partnership Unit - net income(loss) per limited partnership unit is based on the weighted average of the lim-ited partnership units outstanding during the period and net income(loss) allocated to the limited partners.

   D. Management Estimates - the financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the periods presented. Actual results could differ significantly from those estimates.

   E. Interest Income - interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that period is reduced to reflect the estimated interest expected to be collected during the period.

   F. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional infor-mation in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

                RENAISSANCE CAPITAL PARTNERS II, LTD.

                            June 30, 1998

                             (Unaudited)

4. Management Agreement and Fees

  The Partnership has entered into a management agreement with the Managing General Partner. The Managing General Partner is entitled to receive a management fee and incentive fee as defined in the Investment Advisory Agreement amended and ratified on 4/21/94. Fees paid to the Managing General Partner during the three months ended June 30, 1998, were $81,467.

  Pursuant to the Management Agreement, the Partnership owed the Managing General Partner $103,031 at June 30, 1998, which includes the second quarter management fee.

  At June 30, 1998, the Partnership owed the two Independent General Partners $16,428 for the Independent General Partner fee as defined in the Partner-ship Agreement.

5. Partnership Agreement

  Pursuant to the terms of the partnership agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Trans-action, as defined, will be allocated 1% to Renaissance and 99% to the Limited Partners. All items of gain of the Partnership resulting from a Capital Transaction shall be allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contri-butions and any remaining gains shall be allocated 20% to Renaissance and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance and 99% to the Limited Partners.

                RENAISSANCE CAPITAL PARTNERS II, LTD.

                            June 30, 1998

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

  Generally debt securities will be valued at their face value.
  However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized.

  The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

  The financial statements include securities of publicly-held companies valued at $12,829,070 (88% of total assets) and $15,238,811 (93% of total assets)
  as of December 31, 1997, and June 30, 1998, respectively, whose values have been estimated by the Managing General Partner and approved by the Independ-ent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.

                RENAISSANCE CAPITAL PARTNERS II, LTD.

                            June 30, 1998

                             (Unaudited)

6. Investments (continued)

                     INVESTMENT VALUATION SUMMARY

                                                     CONVERSION       FAIR
                                            COST    OR FACE VALUE     VALUE

Coded Communications Corporation
Preferred Stock                        $ 4,654,588   $ 4,654,588   $  360,000
Common Stock                               517,025        45,656            0
Promissory Note                            311,060       311,060      311,060

Consolidated Health Care Associates, Inc.
Preferred Stock                           1,695,984    1,695,984            0
Common Stock                              2,500,000      625,000            0
Promissory Notes                          1,182,938    1,182,938      763,000

Protech, Inc.
Promissory Notes                             67,500       67,500            0

Scientific Software, Inc.
Promissory Note                           1,500,000    1,500,000    1,300,000
Common Stock                                305,610      174,776      174,776

Total Choice, Inc.
Preferred Stock                             300,000      300,000      200,000
Common Stock                                700,000      700,000            0

Tricom Corporation
Promissory Note                              50,000       50,000       50,000
Common Stock                              2,203,600    2,203,600      100,000

Tutogen Medical, Inc. (Biodynamics International, Inc.)
Convertible Debentures                    2,574,081   11,336,441   10,606,254
Common stock                              4,744,658    1,461,027    1,373,721
Warrants                                          0            0            0
                                         ----------   ----------   ----------
                                        $23,307,044  $26,308,570  $15,238,811
                                         ==========   ==========   ==========
The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condi-tion of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appro-priate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are be-lieved to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

(1) Material Changes in Financial Condition

       For the second quarter ended June 30, 1998, total Partners' Equity decreased $6,663,272 due to lowered valuations of the Partnership's portfolio assets as discussed below.

       The following portfolio transactions are noted for the quarter ended June 30, 1998 (portfolio companies are herein referred to as the "Company"):

  Coded Communications, Inc. The Partnership has provided valuation reserves totalling $4,340,244 on this investment, due to the Company's continuing struggles in obtaining working capital.

  Consolidated Healthcare Associates, Inc. In April 1998, the Company remitted $129,057 to the Partnership for repayment of debts outstanding. Pursuant to the Partnership's Participation Agreement with Duncan Smith Company ("DSC"), the Partnership remitted $65,694.52 to DSC constituting repayment of the $65,000 principal amount advanced to the Partnership by DSC, together with interest thereon of $694.52. The Partnership applied the remaining $63,362.48 to the principal balance of the February 1, 1998 Promissory Note. At June 30, 1998, the Company owed $1,119,938 on the 8% Promissory Note dated February 1, 1998, and also owed the Partnership $63,000 on the 15% Promissory Note dated March 6, 1998. The Partnership has provided a valuation reserve of $419,938 on the February note and a $2,320,984 valuation reserve on its investment in the Company's preferred and common stock.

  Scientific Software, Inc. The Company has entered into a Definitive Agreement to sell all of its outstanding shares to Baker Hughes, Inc. for $.44 per share. As part of this agreement, the Partnership has agreed to exchange its $1,500,000 Promissory Note owed by the Company for a $1,300,000 6% Promissory Note from Baker Hughes due June, 1999. The Definitive Agreement has been announced, and is subject to approval by a majority of the Company's shareholders at their annual meeting on July 30, 1998.

  Total Choice, Inc. The Partnership has provided a valuation reserve of $800,000, or 80%, on this investment.

  Tricom Corporation.   Effective May 28, 1998, the Partnership entered into
an agreement with the Company whereby the Partnership converted its Preferred Stock having a cost basis of $2,153,600 into 538,400 shares of the Company's common stock, bringing the Partnership's total ownership interest to 26.7%, and the Company agreed to pay the Partnership $150,000 plus a non-interest-bearing Promissory Note for $50,000 due December 31, 1999. In addition, the Company agreed to expand its Board to allow for a Partnership representative and to reduce the salary of Art Truckenbrodt, the Company's President and Chief Officer, to $70,000. By June 30, 1998, $75,000 had been received from the Company, and subsequent to June 30, 1998 an additional $50,000 was received from the Company. The Partnership has provided a valuation reserve of $2,103,600 on its investment in the Company's common stock.

  Tutogen Medical, Inc. Through June 30, 1998, the Company paid its interest obligation on the $2,074,081 Debenture by issuing 57,688 shares of common stock at $1.25 per share, and paid its interest obligation on the $500,000 Debenture by issuing 8,219 shares of common stock at $1.35 per share. On June 30, 1998, the Partnership purchased 3,000 shares of the Company's common stock in the open market for $7,180.

(2) Material Changes in Operations

       The Partnership currently is not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

       For the quarter ended June 30, 1998, the Partnership recorded a loss of $6,636,828, which loss resulted primarily from lowered valuations of the Partnership's portfolio assets. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted Debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.

  Portfolio Investments still held as Debentures require interest payments generally on either a monthly or quarterly basis. At June 30, 1998, the following Companies are in arrears on interest payments: Consolidated HealthCare Associates, Inc. is in arrears on interest payments owed to the Partnership in the aggregate amount of $48,162; Scientific Software, Inc. is in arrears on interest payments owed to the Partnership in the aggregate amount of $122,548; and Tutogen Medical, Inc. is in arrears on interest payments owed to the Partnership in the aggregate amount of $47,772.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None other than what has been previously reported.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                RENAISSANCE CAPITAL PARTNERS II, LTD.

                                  By RENAISSANCE CAPITAL GROUP, INC.,
                                        Managing General Partner



August 20, 1998                By      /s/ Russell Cleveland
                                 __________________________________________
                                     Russell Cleveland, President

August 20, 1998              By     /s/ Barbe Butschek
                                 __________________________________________
                                 Barbe Butschek, Chief Financial Officer