Form 10-Q
period 1998-09-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1998-11-19
CIK 871867

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------   ----------------
                 Commission File Number:  038593

              RENAISSANCE CAPITAL PARTNERS II, LTD.
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Texas                                 75-2407159
--------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas           75206-1857
--------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                             214/891-8294
--------------------------------------------------------------------
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                       Yes      X         No
                            ----------       ----------
PAGE

               PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         --------------------

             RENAISSANCE CAPITAL PARTNERS II, LTD.

              STATEMENTS OF ASSETS, LIABILITIES,
                    AND PARTNERS' EQUITY

              ASSETS
                                                                September 30,
                                            December 31,             1998
                                                 1997             (Unaudited)
                                            ------------        -------------
Cash and cash equivalents                    $   755,755         $   249,829
Short term investments                           992,400             759,042
Investments at market value,
 cost of $22,780,273 and $22,801,434 at
 December 31, 1997 and Sept. 30, 1998,
 respectively                                 12,829,070           9,742,524
Interest receivable                               54,140             231,247
                                             -----------         -----------

                                             $14,631,365         $10,982,642
                                             ===========         ===========

    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                           $    23,943         $     3,497
  Accounts payable - related parties             120,554              77,707
                                             -----------         -----------

    Total liabilities                            144,497              81,204
                                             -----------         -----------

Partners' equity (deficit):
  General partner                               (197,969)                -0-
  Limited partners (43,304.01 units at
   December 31, 1997 and 43,254.01
   units at September 30, 1998                14,684,837          10,901,438
                                             -----------         -----------

    Total partners' equity                    14,486,868          10,901,438
                                             -----------         -----------

                                             $14,631,365         $10,982,642
                                             ===========         ===========

Limited partners' equity per limited
 partnership unit                                   $339                $252
                                                    ====                ====
See accompanying notes to financial statements.

PAGE

             RENAISSANCE CAPITAL PARTNERS, II, LTD.

                          STATEMENTS OF OPERATIONS

                                (Unaudited)

                             Three Months Ended           Nine Months Ended
                                September 30,                September 30,
                            1997          1998         1997            1998
                       ------------- -------------- ------------ --------------
Income:

  Interest             $   106,168   $   113,291   $   659,669    $   314,460
  Dividends                  9,529           -0-        38,439          6,732
                       -----------   -----------   -----------    -----------

    Total income           115,697       113,291       698,108        321,192
                       -----------   -----------   -----------    -----------
Expenses:
  Operating expenses        75,365        47,529       187,838        210,440
  Management fees          103,954        54,781       335,050        251,199
                       -----------   -----------   -----------    -----------

    Total expenses         179,319       102,310       522,888        461,639
                       -----------   -----------   -----------    -----------

      Net income (loss)
       from operations     (63,622)       10,981       175,220       (140,447)

Net realized gain (loss)
 on investments            540,517      (330,834)     (520,959)      (310,833)

Net unrealized loss
 on investments         (1,530,203)   (4,990,676)   (4,560,899)    (3,107,707)
                       -----------   -----------   -----------     ----------

      Net loss         $(1,053,308)  $(5,310,529)  $(4,906,638)   $(3,558,987)
                       ===========   ===========   ============   ===========

      Net loss per
       limited partner-
       ship unit         $  (24.08)   $  (122.78)   $   (113.19)   $   (82.63)
                         ==========   ===========   ============   ===========

      Weighted average
       limited partner-
       ship units        43,304.01     43,254.01      43,347.34     43,284.57
                        ==========   ===========    ===========    ==========

See accompanying notes to financial statements.

PAGE

               RENAISSANCE CAPITAL PARTNERS II, LTD.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

          Nine Months Ended September 30, 1997 and September 30, 1998

                                       General       Limited
                                       Partner       Partners          Total
                                       -------      ----------       ---------

Balance at December 31, 1997         $(197,969)     $14,684,837     $14,486,868

Net income (loss) (unaudited)           17,515       (3,576,502)     (3,558,987)

Dissolution Adjustment (Note 5)
 (unaudited)                           180,454         (180,454)           -0-

Limited partner withdrawal
 (unaudited)                                -0-          (26,443)       (26,443)
                                     ----------      -----------    -----------

Balance at September 30, 1998
 (unaudited)                         $      -0-      $10,901,438    $10,901,438
                                     ==========      ============   ============





See accompanying notes to financial statements.

PAGE

                RENAISSANCE CAPITAL PARTNERS II, LTD.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Nine Months Ended Sept. 30,
                                                     1997            1998
                                                ------------     ------------
Cash flows from operating
 activities:
  Net loss                                     $ (4,906,638)     $(3,558,987)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities:
    Net realized and unrealized
     loss on investments                          5,081,858        3,418,540
    Increase in accounts receivable                 (34,849)        (177,107)
    Decrease in accounts payable                   (104,661)         (63,293)

                                                 ----------      ------------
      Net cash provided by (used in)
       operating activities                          35,710         (380,847)

                                                 ----------      -----------
Cash flows from investing activities:
  Principal payments of notes receivable              1,000              -0-
  Proceeds from sale of investments               3,766,017        1,062,902
  Purchase of investments                        (3,048,423)      (1,161,538)
  Decrease in other assets                          102,630              -0-
                                                 ----------      -----------
      Net cash provided by (used in)
       investing activities                         821,224          (98,636)
                                                 ----------      -----------
Cash flows from financing activities:
  Limited partner withdrawal                        (79,376)         (26,443)
  Cash distributions to limited partners         (1,000,000)             -0-
                                                 ----------      -----------
      Net cash used in financing
       activities                                (1,079,376)         (26,443)
                                                 ----------      -----------

        Net decrease in cash                       (222,442)        (505,926)

        Cash and cash equivalents at the
         beginning of the period                   2,673,170         755,755
                                                  ----------     -----------
        Cash and cash equivalents at the
         end of the period                        $2,450,728     $   249,829
                                                  ==========     ===========
See accompanying notes to financial statements.

PAGE

             RENAISSANCE CAPITAL PARTNERS II, LTD.
                       Notes to Financial Statements
                            September 30, 1998
                               (Unaudited)

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

    The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all of its investments, but no later than eight years from the final closing of the sale of units, subject to the right of the Independent General Partners to extend the term for up to two additional one-year periods if they determine that such extension is in the best interest of the Partnership. The Independent General Partners and the Managing General Partner have agreed to begin the liquidation of the Partnership in 1998.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

    A. Cash and Cash Equivalents - for purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the period ended September 30, 1998 and 1997.

    B. Federal Income Taxes - no provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

    C.  Net Income (Loss) Per Limited Partnership Unit - net income
        (loss) per limited partnership unit is based on the weighted average of the limited partnership units outstanding during the period and net income (loss) allocated to the limited partners.

    D. Management estimates - the financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the periods presented. Actual results could differ significantly from those estimates.
PAGE

             Renaissance Capital Partners II, Ltd.
                  Notes to Financial Statements (Continued)
                            September 30, 1998
                               (Unaudited)

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

3.  Basis of Presentation
    ---------------------

    The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-
    K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made.

4.  Management Agreement and Fees
    -----------------------------

    The Partnership has entered into a management agreement with the Managing General Partner. The Managing General Partner is entitled to receive a management fee and incentive fee as defined in the Investment Advisory Agreement amended and ratified on 4/21/94. Fees paid to the Managing General Partner during the three months ended September 30, 1998, were $54,781. Pursuant to the Management Agreement, the Partnership owed the Managing General Partner $61,279 at September 30, 1998, which includes the third quarter management fee.

    At September 30, 1998, the Partnership owed the two Independent General Partners $16,428 for the Independent General Partner fee as defined in the Partnership Agreement.
PAGE

             RENAISSANCE CAPITAL PARTNERS II, LTD.
                  Notes to Financial Statements (Continued)
                            September 30, 1998
                               (Unaudited)

    Pursuant to the Partnership's plan of liquidation, a former
    Independent General Partner became Liquidation Trustee as of
    October 1, 1998 and the remaining Independent General Partner has resigned.

5.  Partnership Agreement
    ---------------------

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

    The above allocations resulted in the capital account of Renaissance having a balance of $(180,454) at the time of the appointment of the Liquidation Trustee. This appointment ceases the end of Renaissance's year as it relates to the Partnership's income and expense and the negative balance has been allocated to the other partners in accordance with Section 4.8 of the Limited Partnership Agreement.

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

    Generally debt securities will be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature
PAGE

             RENAISSANCE CAPITAL PARTNERS II, LTD.
                  Notes to Financial Statements (Continued)
                            September 30, 1998
                               (Unaudited)

    justifies a premium value, such premium will of necessity be recognized.

    The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

    The financial statements include securities of publicly-held companies valued at $12,829,070 (88% of total assets) and $9,742,524 (89% of total assets) as of December 31, 1997, and September 30, 1998, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.
PAGE

               RENAISSANCE CAPITAL PARTNERS II, LTD.
                    Notes to Financial Statements (Continued)
                               September 30, 1998
                                  (Unaudited)
                           INVESTMENT VALUATION SUMMARY
                                                    CONVERSION         FAIR
                                        COST       OR FACE VALUE       VALUE
Coded Communications Corporation
Preferred Stock                      $ 4,654,588   $ 4,654,588    $       -0-
Common Stock                             517,025        71,021            -0-
Promissory Note                          311,060       311,060        311,060

Consolidated Health Care Assoc., Inc.
Preferred Stock                        1,695,984     1,695,984            -0-
Common Stock                           2,500,000           -0-            -0-
Promissory Notes                       1,182,938     1,182,938        263,000

Protech, Inc.
Promissory Notes                          67,500        67,500            -0-

Scientific Software, Inc.
Promissory Note                        1,300,000     1,300,000      1,300,000

Total Choice, Inc.
Preferred Stock                          300,000       300,000            -0-
Common Stock                             700,000       700,000            -0-

Tricom Corporation
Promissory Note                           50,000        50,000            -0-
Common Stock                           2,203,600     2,203,600            -0-

Tutogen Medical, Inc. (Biodynamics
  International, Inc.)
Convertible Debentures                 2,574,081     7,461,961      6,964,243
Common stock                           4,744,658       961,689        904,221
Warrants                                     -0-          -0-             -0-
                                     -----------   -----------   ------------
                                     $22,801,434   $20,960,341     $9,742,524
                                     ===========   ===========     ==========
The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature.  The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer.  The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses.  Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date.  While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

PAGE

            RENAISSANCE CAPITAL PARTNERS II, LTD.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

(1)  Material Changes in Financial Condition

     For the third quarter ended September 30, 1998, total Partners' Equity decreased $5,310,529 due to lowered valuations of the Partnership's portfolio assets.

     The following portfolio transactions are noted for the quarter ended September 30, 1998 (portfolio companies are herein referred to as the "Company"):

    Coded Communications Corp. In the third quarter, the Partnership provided an additional valuation reserve of $360,000 on its investment in the Company's Series A & Series B Preferred Stock. The Partnership's investment in the preferred and common stock of the Company has now fully been reserved.

     Consolidated Healthcare Associates, Inc. In the third quarter, the Partnership provided an additional valuation reserve of $500,000 on this investment, reducing the fair value of the Partnership's entire investment to $263,000 at September 30, 1998.

     Scientific Software, Inc. On July 30, 1998, a majority of the Company's Shareholders approved the Company's Definitive Agreement to sell all outstanding common shares to Baker Hughes Inc. for $0.44 per share. As part of that Definitive Agreement, the Partnership agreed to exchange its $1,500,000 Promissory Note owed by the Company for a $1,300,000 7% Promissory Note from Baker Hughes Inc. All accrued and outstanding interest owed on or before July 30, 1998 was forgiven, and interest was to be paid on October 31, 1998, April 30, 1999, with all remaining principal and interest outstanding due on or before June 30, 1999. On September 21, 1998, Baker Hughes paid $174,775.92, or $0.44 per share, to the Partnership in exchange for its 397,218 shares of common stock.

     Subsequent to September 30, 1998, Baker Hughes paid the Partnership $1,324,931.51 constituting payment in full of the $1.3 million principal balance owed under the Promissory Note, together with interest owed thereon through November 6, 1998 of $24,931.51. The Partnership has fully liquidated this investment.

    Tricom Corporation. In the third quarter of 1998, the Partnership fully reserved its investment in the Company, which includes a $50,000 reserve on the Partnership's investment in the Promissory Note due from the Company, as well as an additional $100,000 reserve on the Partnership's investment in the Company's common stock.
PAGE

            RENAISSANCE CAPITAL PARTNERS II, LTD.

   Tutogen Medical, Inc. Subsequent to September 30, 1998, the Company paid its interest obligations on the $2,074,081 Debentures by issuing 69,327 shares of common stock at $1.35 per share, and additionally paid its interest obligation on the $500,000 Debentures by issuing 16,713 shares of common stock at $1.35 per share. The Company's interest obligations on both Debentures were brought current through September 30, 1998 by issuing the Partnership a total of 144,550 shares of Tutogen common stock.

(2)  Material Changes in Operations

    The Partnership currently is not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

    For the quarter ended September 30, 1998, the Partnership recorded a loss of $5,310,529, which loss resulted primarily from lowered valuations of the Partnership's portfolio assets. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.

     Portfolio Investments still held as Debentures require interest payments generally on either a monthly or quarterly basis. At September 30, 1998, the following Companies are in arrears on interest payments: Coded Communications Corp. is in arrears on interest payments owed to the Partnership in the amount of $7,854; Consolidated Health Care Associates, Inc. is in arrears on interest payments owed to the Partnership in the amount of $65,517; and Tutogen Medical, Inc. is in arrears on interest payments owed to the Partnership in the amount of $106,165.

YEAR 2000
---------

     Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Partnership's Managing General Partner has taken steps to review and modify their computer systems as necessary and are prepared for the Year 2000. In addition, the Partnership has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services PAGE

            RENAISSANCE CAPITAL PARTNERS II, LTD.

provided to the Limited Partners. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     None other than what has been previously disclosed.


ITEM 5.  OTHER INFORMATION
         -----------------

     Effective October 1, 1998, Renaissance Capital Group Inc. is no longer the Managing General Partner of Renaissance Capital Partners II, Ltd. Pursuant to a Directive by the Managing General Partner and Independent General Partners of the Partnership, Mr. Thomas W. Pauken, who had served as an Independent General Partner, has agreed to become the Liquidation Trustee pursuant to the Liquidation Trustee Agreement, which is filed as an exhibit to this report.

     This action was taken consistent with priority of the General Partners to reduce expenses of the Partnership while attempting to maximize the return to investors.

     Mr. Pauken is an Attorney who is experienced in venture capital and small company investments and is familiar with the Partnership portfolio through his involvement as an Independent General Partner. Ernest C. Hill resigned as an Independent General Partner effective October 1, 1998.

ITEM 6.  EXHIBITS
         --------

     Exhibit 6.1 Liquidation Trustee Agreement


PAGE

            RENAISSANCE CAPITAL PARTNERS II, LTD.


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



                           RENAISSANCE CAPITAL PARTNERS II, LTD.

                           By RENAISSANCE CAPITAL GROUP, INC.,
                                  Managing General Partner



November 19, 1998          By \S\ Russell Cleveland
                             ---------------------------------------
                                   Russell Cleveland, President

November 19, 1998          By \S\ Barbe Butschek
                            ---------------------------------------
                            Barbe Butschek, Chief Financial Officer
PAGE

Exhibit 6.1 Liquidation Trustee Agreement

            AGREEMENT  FOR  ENGAGING  THE SERVICES  OF
         THOMAS  W.  PAUKEN  AS  LIQUIDATION  TRUSTEE  OF
             RENAISSANCE  CAPITAL  PARTNERS  II, LTD.

     THIS AGREEMENT (the "Agreement") is made and entered into as of September 11, 1998, to be effective beginning October 1, 1998, between and among Renaissance Capital Group, Inc. (the "Company"), a Texas corporation, the Managing General Partner of, and investment advisor to, Renaissance Capital Partners II, Ltd; Renaissance Capital Partners II, Ltd. (the "Partnership") and Thomas W. Pauken, the Liquidation Trustee (the "Trustee").

     In consideration of the mutual covenants contained herein, the Company, the Partnership, and the Trustee hereby agree as follows:

     1. Dissolution of Partnership. Effective as of close of business September 30, 1998, the Company has withdrawn as the managing general partner of the Partnership and the Partnership has appointed Thomas W. Pauken as the Liquidation Trustee.

     2.  Procedures Followed Upon Dissolution, Liquidation and
Termination.   Effective October 1, 1998, there is a transfer of
authority for the managment of Renaissance Capital Partners II, Ltd., from the Company to the Trustee. The Company has withdrawn as Managing General Partner of the Partnership and, by resolution, the Board of the Partnership has appointed Thomas W. Pauken as the Trustee for purposes of winding down the Partnership. The Trustee shall assume all responsibilities and have the authority of the Managing General Partner as provided for in the Investment Advisory Agreement of the Partnership. The Trustee shall have the full right and unlimited discretion to determine the time required and used for liquidation, including sale of assets, distribution of assets in-kind, and exchange of assets for other assets for the purpose of obtaining, in its opinion, fair value for such assets, having due regard to the activity and condition of the relevant matters of general financial and economic conditions. To the extent that such assets cannot be liquidated, the Trustee, subject to the 33 Act and the 1940 Act, may effectuate an in-kind distribution if it would be in the best interests of the Partners and if in accordance with the Partnership Agreement. To the extent permitted by the Advisers Act, for all purposes of this Agreement, assets distributed in-kind shall be deemed to have been sold for their fair market value as determined pursuant to Section 13 of the original Partnership Agreement, and the proceeds of such sale shall be deemed to have been distributed as of the date of the in-kind distribution.

     3. Trustee Services. The Trustee will be responsible for managing all aspects of the affairs of the Partnership beginning October 1, 1998, including but not limited to financial, accounting, and control matters. The Trustee agrees that he will devote such time and effort as is necessary to properly perform the Trustee Services but that he shall not be precluded from performing services for others.
PAGE

4. Persons Performing Services. In addition to devoting a substantial amount of his own time to managing and overseeing the liquidation and termination of the Partnership, the Trustee shall engage other personnel to perform necessary services for the Partnership at the expense of the Partnership. Trustee is cognizant of the limited resources available to wind up the affairs of the Partnership and will use his best efforts to control costs during this liquidation process.

     5. Terms. This Agreement shall continue in full force and effect from the date signed and shall continue in effect until the termination of the Partnership.

     6. Compensation. The Partnership shall pay the Trustee, as compensation for his services, $6,000 per month beginning on October 1, 1998 and continuing thereafter during the windup of the Partnership. Trustee shall engage personnel to perform the necessary administrative services for the Partnership for a monthly charge of $4,000.00. Any other expenses will be charged to the Partnership on a cost basis. At the same time, however, Company and Partnership understand and agree that Trustee has the right and duty to engage attorneys and accountants to protect the assets of the Partnership and to fulfill the reporting requirements of the Investment Company Act of 1940. In an effort to hold down costs, Trustee will provide legal services on behalf of the Partnership in addition to his duties as Trustee. Any such legal fees must be approved by the Company and the Partnership.

    7. Expenses. The Trustee shall be reimbursed by the Partnership promptly for all reasonable and necessary out-of-pocket expenses incurred by him or the Personnel in performing the services upon submission to the Partnership of receipts for such expenses or such other information as the Partnership may reasonably request.

     8. Limitation on Liability of the Liquidation Trustee. (1) This Agreement provides that the Trustee and/or his employees or agents shall not be liable to the Partnership or any other General Partner or to persons who have acquired interests in the Units, whether as Limited Partners, assignees or otherwise, for errors in judgment or for any acts or omission that do not constitute gross negligence or willful or wanton misconduct.
     (2) The Trustee shall not be liable for any of the actions, obligations, and liabilities of the Company during the time period in which the Company managed the Partnership other than those obligations that may have arisen out of Trustee's role as an Independent General Partner of the Partnership.

     9. Indemnification of the Liquidation Trustee by the Partnership. The Partnership Agreement provides that, to the extent permitted by law, the Partnership will indemnify the General Partners and their directors, officers, employees, and agents (and persons serving on behalf of the Partnership in similar capacities with other entities) against liabilities, costs, and expenses (including legal fees and expenses and amounts paid in settlement) incurred by the General Partner or any such person in connection PAGE with litigation or threatened litigation, if the General Partner or such person was successful on the merits in defending such action or acted in good faith and in a manner it reasonably believed to be in or, in certain circumstances, not opposed to the best interests of the Partnership, and the General Partners' or such other person's conduct did not constitute willful misfeasance, bad faith, gross negligence or reckless disregard of the duties of such person's office, and with respect to the Company or any Affiliate of the Company was not guilty of the foregoing, negligence or misconduct with respect to such act or omission. These same indemnification provisions are provided to Thomas W. Pauken as Liquidation Trustee of the Partnership. These indemnification provisions also apply to derivative actions that are instituted on behalf of the Partnership, but in those cases, indemnification is limited to reasonable expenses actually incurred. Subject to certain conditions, the Partnership shall advance funds to persons to whom indemnification may be available pursuant to the Partnership Agreement prior to the final disposition of any such proceeding. Any indemnification under these provisions will be limited to the assets of the Partnership and will be allowed only to the extent permitted by applicable law. The Partnership is authorized to purchase insurance against liabilities asserted against and expenses incurred by such persons in connection with the Partnership's activities, pursuant to the Partnership Agreement. These indemnification provisions continue to be in effect for all prior actions or omissions of the General Partners. Effective October 1, 1998, Thomas W. Pauken, as Liquidation Trustee, is entitled to the identical indemnification provisions that were set forth for the Independent General Partner in the aforesaid Partnership Agreement.

     10. Incapacity of the Liquidation Trustee. In the event of the incapacity of the Trustee, then the Company and Ernest Hill shall have all the rights to appoint a substitute Liquidation
Trustee for the purpose of winding down the Partnership.

     11. Notices. Any notice, demand, or request required or permitted to be given or made under this Agreement shall be in writing (other than requests from the Trustee) and shall be personally delivered or mailed, certified with first class postage prepaid, to the address set forth below:



     If to the Company:       Renaissance Capital Group, Inc.
                              8080 N. Central Expwy., #210, LB 59
                              Dallas, Texas 75206-1857

     If to the Trustee:       Thomas W. Pauken
                              P.O. Box 595808
                              Dallas, Texas 75359

     If to the Partnership:    Renaissance Capital Partners II, Ltd.
                              Attn: Ernest C. Hill
                              3556 Ridge Oak Way
                              Dallas, Texas 75234
PAGE

12. Entirety and Amendments. This Agreement constitutes the entire understanding between the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings related to the subject matter hereof and may be modified or amended only by an instrument in writing executed by each of the parties hereto.

     13. Paragraph Headings. The paragraph headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     14. Severability. If any provision of this Agreement is held to be illegal, invalid, or unenforceable under the present or future laws effective during the term of this Agreement, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Agreement; and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Agreement. Furthermore, in lieu of such illegal, invalid or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid and enforceable. Notwithstanding the foregoing sentence, if this Agreement, as it would be reformed pursuant to the foregoing sentence, would materially fail to effect the intent of the parties, this Agreement shall not be so reformed but shall instead be terminated.

     15. Multiple Counterparts. This Agreement may be executed in a number of identical counterparts and it shall not be necessary for each party to execute each of such counterparts, but when all of the parties have executed and delivered one or more of such counterparts, the several parts, when taken together, shall be deemed to constitute one and the same instrument, enforceable against each party in accordance with its terms. In making proof of this Agreement, it shall not be necessary to produce or account for more than one such counterpart executed by the party against whom enforcement of this Agreement is sought.

     16.  GOVERNING LAW.  THIS AGREEMENT SHALL BE CONSTRUED AND
ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

     17. Parties Bound; Assignment. Each party represents to the other that this Agreement has been duly authorized, executed, and delivered by such party and that this Agreement is such party's valid and binding agreement, enforceable against such party. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Notwithstanding the foregoing, neither party may assign its rights hereunder without the prior written consent of the other party.

     18. Amendment: Waiver. No modification or amendment hereof shall be valid and binding unless it is in writing and signed by the parties hereto. The waiver of any provision hereof shall be PAGE effective only if in writing and signed by the parties hereto and then only in the specific instance and for the particular purpose for which it was given. No failure to exercise, and no delay in exercising, any right or power hereunder shall operate as a waiver thereof.

     IN WITNESS WHEREOF, the parties hereby have executed this Agreement on the date first written above, to be effective as of October 1, 1998.

                    Renaissance Capital Group, Inc.,
                    Managing General Partner

                    By:    \S\ Russell Cleveland
                           ---------------------------------
                           Russell Cleveland, President

                    Thomas W. Pauken,
                    Liquidation Trustee

                    By:    \S\ Thomas W. Pauken
                           ---------------------------------
                           Thomas W. Pauken

                    Renaissance Capital Partnership II, Ltd.

                    By:    \S\ Ernest C. Hill
                           ---------------------------------
                     Ernest C. Hill, Independent General Partner
PAGE