Form 10-K
period 1998-12-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1999-04-15
CIK 871867

________________________________________________________

                         Securities and Exchange Commission
                               Washington, DC 20549
               ________________________________________________________

                                       FORM 10-K

MARK ONE:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1998; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                Commission File No. 0-38593

                           RENAISSANCE CAPITAL PARTNERS II, LTD.
_____________________________________________________________________________
                 (Exact name of registrant as specified in its charter)

               TEXAS                                   75-2407159
_____________________________________________________________________________
(State of incorporation or organization)  (I.R.S. Employer Identification No.)

          10751 Mapleridge Drive
              Dallas, Texas                                            75238
_____________________________________________________________________________
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (214) 341-5033

Securities Registered Pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
 Title of each class                                     on which registered
  ________________                                         ________________
        None                                                    None

Securities Registered Pursuant to Section 12(g) of the Act:

                              Limited Partnership Interests
                               Subscription Units of $1000
                          ____________________________________
                                     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                    Yes [X]    No [  ]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K:          [X]

State the aggregate market value of the voting stock held by non affiliates of the registrant:

As of December 31, 1998, there were 43,254 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $1,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1998, was $7,811,294. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1998, was $26,938.

                                      PART  I

The discussion set forth herein contains certain forward looking statements with respect to the financial condition, results of operations and business of the Partnership. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include, but are not limited to, changes in economic conditions; competitive conditions in the markets in which portfolio companies conduct their operations, including competition from companies with substantially greater resources than those of the portfolio companies; and the results of litigation, which cannot be predicted with certainty. Readers of this Discussion should not place undue reliance on forward looking statements.

ITEM 1.  BUSINESS

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

The investment objective of the Partnership was to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the "Debentures") of small and medium size public companies ("Portfolio Companies"). The Partnership's stated goal was to achieve a 10% annual current return to the holders of limited partnership interests (the "Interests"); provided, however, that such current return was to be increased or decreased from time to time, dependent upon the actual operating results of the Partnership. The Partnership is not currently paying an annual return to the Partners and does not anticipate doing so prior to the final liquidation of the Partnership.

Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, served as the managing general partner (the "Managing General Partner") and as investment adviser to the Partnership until September 30, 1998. In those capacities, Renaissance Group was primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") and the Texas Securities Act. However, those activities were subject to the supervision of two Independent General Partners of the Partnership who provided guidance with respect to the operations of the Partnership (the "Independent General Partners") (See Item 10. Directors and Executive Officers of the Registrant).

Generally, investments were made in companies that have their common stock registered for public trading under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or that have made arrangements, satisfactory to the Partnership, for commencement of such registration in conjunction with the financing. The terms of the documents evidencing the Partnership's investment ("Portfolio Investments") in Portfolio Companies generally provide that the Partnership will have the right to convert its Debentures into or otherwise acquire common stock in exchange for its Debentures. Each was a direct placement with the Portfolio Company.

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

On January 6, 1992 the minimum offering requirements had been met and the first closing of sale of Units occurred in the amount of $2,808,000. Following the initial closing, the Partnership commenced carrying forward its plan of business operations. The Partnership directed its investment efforts to small and medium sized Portfolio Companies.

Effective October 1, 1998, Renaissance Group withdrew as Managing General Partner of the Partnership as part of an agreement to begin to wind down and liquidate the Partnership. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner.

Pursuant to the provisions of the Partnership Agreement, the Trustee commenced to wind up the affairs of the Partnership and to liquidate its assets. The Trustee has full right and unlimited discretion to determine the time required and used for liquidation, including sale of assets, distribution of assets in kind, and exchange of assets for other assets for the purpose of obtaining, in its opinion, fair value for such assets, having due regard to the activity and condition of the relevant matters of general financial and economic conditions. To the extent that such assets cannot be liquidated, the Trustee, subject to the Securities Act and the 1940 Act, may effectuate an in-kind distribution if it would be in the best interests of the Partners and if in accordance with the Prospectus. To the extent permitted by the Advisers Act, for all purposes of this Agreement, assets distributed in kind shall be deemed to have been sold for their fair market, and the proceeds of such sale shall be deemed to have been distributed as of the date of the in-kind distribution. It is the Trustee's objective to wind up the Partnership by the year 2000 and distribute the assets, other than the monies necessary to conclude any pending litigation (see Item 3. Legal Proceedings); however, factors outside the control of the Trustee could cause delays in the distribution of some or all of the assets.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
While the Partnership originally had a diversified portfolio in a variety of industries, it is concentrated now in the biotech/medical products industry due to the fact that Tutogen Medical, Inc., the one remaining active company in the Portfolio, is a biotech/medical products company.

NARRATIVE DESCRIPTION OF THE BUSINESS
The Partnership, as a Business Development Company under the 1940 Act, primarily made investments in convertible debentures of small and medium sized public companies.

Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments", such being generally defined as direct placements to eligible companies and temporary investments in "cash items" pending other investments. However, under the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments", such as open market purchases or participation in public offerings. The Trustee does not intend to make any new investments in additional companies.

At December 31, 1998, the Partnership's investment assets were classified by amount as follows:

                                                          Percentage of
Classification                        Cost             Investments (at cost)
Eligible Portfolio Companies      $21,607,598                    100%

Other Portfolio Companies             None                         0%

INVESTMENT OBJECTIVE
The investment objective of the Partnership was to provide its Limited Partners with both current income and long-term capital appreciation.

LIQUIDATION POLICY
The investment objective of the Trustee is to wind up the Partnership in an expeditious manner while seeking to maximize the value of the remaining assets and reduce the administrative and managerial costs to the Partnership.

In 1998, $1,000,000 was distributed to the Limited Partners. It is the present intention of the Trustee to distribute the shares of Tutogen Medical, Inc. ("Tutogen") to the Limited Partners in year 2000 or sooner if Tutogen merges with, or is acquired by, another company. The Trustee has joined the Board of Directors of Tutogen and intends to take an active role in the affairs of that Company since the Partnership is the majority shareholder of that Company.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940
The 1940 Act was enacted to regulate investment companies. In 1980, the 1940 Act was amended by the adoption of the Small Business Investment Incentive Act. The purpose of the amendment was to remove regulatory burdens on professionally managed investment companies engaged in providing capital to smaller companies. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investments to provide a new source of capital for small developing businesses.

BUSINESS DEVELOPMENT COMPANY
A Business Development Company ("BDC")

(1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies"), and in "cash items" pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies". Qualifications to be met for a company to be an "Eligible Portfolio Company" are:
(a) it must be organized under the laws of a state or states of the United States, (b) it may not be an investment company (except for a wholly owned Small Business Investment Company), and (c) it must generally fall into one or the three following categories:
1. Companies that do not have a class of securities registered on a national securities exchange or are the Federal Reserve OTC margin list,
2. Companies that are actively controlled by the BDC either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or
3.  It meets such other criteria as established by the SEC.

(2) must be prepared to provide "Significant Managerial Assistance" to such Portfolio Companies. Significant Managerial Assistance means, as to the
Partnership:
(a) any arrangement whereby the Partnership, through its officers, employees or General Partners, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or
(b) the exercise of a controlling influence over the Portfolio Company.

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

PARTNERSHIP TERM
The Partnership Agreement provides for a term of eight (8) years from the final closing of the initial offering which was March 31, 1993. As of October 1, 1998, Thomas W. Pauken was appointed the Liquidation Trustee to wind up the affairs of the Partnership and liquidate its assets.

PARTNERSHIP PORTFOLIO INVESTMENTS
As of December 31, 1998, the Partnership had six (6) Portfolio investments of which one (1) was active.

TOTAL CHOICE, INC.(FORMERLY AMERISHOP, CORP. (PRIVATELY HELD))
Total Choice, Inc. provides incentive merchandising and membership buying programs. The Partnership originally made an investment in July 20, 1992 in Amerishop, Inc. ("Amerishop") of Grand Rapids, Michigan.

Effective June 18, 1997, the Partnership and AmeriShop entered into a "Surrender Agreement" and "Bill of Sale and Omnibus Agreement" whereby the Partnership foreclosed on all the assets of the business of AmeriShop, except for receivable pledged on senior debt and any proceeds thereof, in exchange for cancellation of all Convertible Debentures and Notes held by the Partnership.

The Partnership valued the surrendered assets at $700,000 and transferred them into Total Choice, Inc. ("Total Choice"), a newly formed Texas corporation, in exchange for a 60% common equity interest in the new entity. The Partnership recognized a $3,028,448 loss on the foreclosure transaction. In July 1997, the Partnership made a $300,000 follow-on investment to Total Choice in the form of Preferred Stock.

A valuation reserve of $196,065 was placed on this investment representing the Partnership's 60% share of the Company's $326,775 loss for 1997.

In 1998, the Partnership has received no revenues from the new business, now known as Total Choice, Inc. The Partnership has completely written down this investment, and the Trustee believes that it will take major operational changes and the infusion of additional capital by the other investors in the existing business in order to realize any value for the Partners in this investment.

TUTOGEN MEDICAL, INC. (FORMERLY KNOWN AS BIODYNAMICS INTERNATIONAL, INC.) Formerly known as Biodynamics International, Inc., the Company processes bio implants for neurosurgical, orthopedic, urological, reconstructive and general surgical indications, utilizing its patented Tutoplast process of tissue preservation and viral inactivation. Tutogen's products are distributed worldwide through operating subsidiaries in the U.S. and Germany and through strategic alliances with such companies as Mentor and I.O.P., Inc. Tutogen stock trades on the NASDAQ stock market under the symbol TTGN.

On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Biodynamics International, Inc. ("Biodynamics") or Tutogen Medical, Inc. ("Tutogen"). Subsequently, the Partnership made follow-on investments in Tutogen.

On March 18, 1998, the Partnership advanced Tutogen $500,000 pursuant to a 9% Promissory Note secured by substantially all of Tutogen's assets. Tutogen agreed to immediately roll the Note into a 9% convertible debenture with the Debenture being convertible into shares of common stock at $1.35 per share. The Debenture will be executed under the same terms and conditions as the November 11, 1997 Debenture. Interest for the first 90 days of the Note and Debenture was payable by the Company in cash or shares of common stock at $1.35 per share.

Through June 1998, the Company paid its interest obligation on the $2,074,081 Debenture by issuing 57,688 shares of common stock at $1.25 per share, and paid its interest obligation on the $500,000 Debenture by issuing 8,219 shares of common stock at $1.35 per share. The Partnership also purchased 3,000 shares of the Company's common stock on the open market for $7,180.

In the fourth quarter, the Company paid its interest obligations on the $2,074,081 Debenture by issuing 69,327 share of common stock at $1.35 per share, and additionally paid its interest obligation on the $500,000 Debenture by issuing 9,316 shares of common stock at $1.35 per share. The Company's interest obligations on both Debentures were brought current through September 30, 1998 by issuing the Partnership the 144,550 shares of Tutogen common stock. As of December 31, 1998, the Company owed the Partnership interest in the amount of $47,050 on Debenture 1 and interest in the amount of $11,342 on Debenture 2.

Subsequent to December 31, 1998, the Partnership became the majority shareholder of Tutogen pursuant to a series of transactions involving the recapitalization of Tutogen These transactions included the conversion of a Tutogen debenture, the amendment of stock purchase warrants held by the Partnership and the issuance of additional common stock of Tutogen to the Partnership in exchange for assets of the Partnership. Effective January 31, 1999, the Partnership and Tutogen entered into several inter-related transactions, as follows:
(i) the Partnership exercised its right to convert the ouststanding principal, accrued interest and accrued expenses on a convertible debenture in the principal amount of $2,074,081.06 in accordance with the terms of the debenture, resulting in the issuance to the Partnership of 4,600,507 shares and, as additional consideration for the agreement to convert the debenture, the Company issued to the Partnership an additional 149,334 shares;
(ii) warrants held by the Partnership to purchase 1,353,957 shares were amended. These warrants previously were subject to exercise prices of $2.50 and $2.60 per share; as amended, the exercise prices of the warrants are $1.25 per share if the warrants are exercised prior to June 30, 2000. If not so exercised, the exercise prices will revert to the original exercise prices of the warrants; and
(iii) the Partnership acquired 300,000 shares, together with warrants to purchase additional 300,000 shares at an exercise price of $1.50 per share, in exchange for $300,000 cash.

As of February 1, 1999, the Partnership is the beneficial owner of 7,769,278 shares, representing approximately 61.26% of the outstanding shares of the Company (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants and upon conversion of a debenture owned by the Partnership; all of the warrants and the debenture are presently convertible or exercisable.

Revenues for fiscal year 1998 was approximately $9 million, and overall, it was a break-even year for Tutogen.

CODED COMMUNICATIONS CORPORATION
Coded Communications Corporation ("Coded") was a manufacturer of digital transmission systems for mobile fleet operations. On October 9, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Coded Communications Corporation of Carlsbad, California. Subsequently, the Partnership made follow-on investments in Coded.

During the first quarter of 1998, Coded announced that Gary Luick had resigned as President and Chief Executive Officer, and Director of Coded. The Company also announced that Hugo Camou, Chairman of the Board, would be assuming responsibilities as Chief Executive Officer, and that John Wiggins, Chief Operating Officer, would become President and take Mr. Luick's place on the board. Coded also announced that it had completed a two-year financial restructuring of its unsecured debt by making a final payment of $613,000 under the San Diego Credit Settlement Plan. Overall, the Plan settled $1.65 million dollars and was carried out over a 27-month period, during which time Coded made all payments as scheduled. On January 14, 1998, Coded announced that it had established a revolving line of credit with Comerica Bank for up to $1.75 million, including a capital equipment credit line for up to $250,000.

By the second quarter of 1998, the Company was in a working capital crisis and in the third quarter the Partnership fully reserved its investment in the preferred and common stock of the Company.

In the fourth quarter of 1998, Coded filed for bankruptcy in Chapter 11 proceedings in Delaware. That was converted to Chapter 7 status in the first quarter of 1999. The Trustee has taken legal action to try to protect the Partnership's secured position on the $311,060 Promissory Note and recover from the assets of the Estate.

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
Consolidated Health Care Associates, Inc. ("CHCA") operated physical therapy rehabilitation centers until it was liquidated in 1998. On December 29, 1992, the Partnership invested $2,500,000 in an 11% debenture issued by CHCA of Franklin, Massachusetts. Subsequently, the Partnership made follow-on investments in CHCA.

On December 17,1997, the Partnership advanced to CHCA $40,000 under the terms of an 8% Promissory Note to be paid in full on January 15, 1999. On January 6, 1998, the Partnership and CHCA agreed to modify, renew, extend, and consolidate the October 28, 1997 Promissory Note for $831,553, the $75,000 Promissory Note dated November 11, 1997, the $150,000 Promissory Note dated November 14, 1997 and the $40,000 Promissory Note dated December 17, 1997, together with accrued interest on the outstanding balance due under the note to be paid in full on the earlier of January 31, 1998 or the closing of the sale of CHCA's assets.

On January 9, 1998, CHCA announced the completion of an Asset Purchase Agreement with HealthSouth Holdings, Inc. ("Healthsouth"). Under that agreement, Healthsouth acquired all of the operating assets and assumed certain liabilities of PTS Rehab Philadelphia, Inc. (consisting of one outpatient clinic located in Pennsylvania) and Physical Therapy Associates, Inc. (consisting of three outpatient clinics in Delaware), both wholly owned subsidiaries of CHCA, in exchange for $800,000 cash.

On January 23, 1998, the Partnership advanced CHCA $65,000 under the terms of an 8% Promissory Note. On February 1, 1998, the Partnership and CHCA agreed to modify, renew, extend, and consolidate the January 6th Promissory Note for $1,111,836 and the $65,000 Note dated January 23, together with accrued interest thereon of $6,464 into a new Secured Promissory Note of $1,183,301. The January 23, 1998 Promissory Note bears interest at 8% per annum with the principal and accrued interest on the outstanding balance due under the Note to be paid in full on the earlier of May 31, 1998 or the closing of the sale of all or substantially all of the assets.

On March 6, 1998, the Partnership and Duncan Smith Co. agreed to loan CHCA $150,000 pursuant to a Promissory Note secured by all the assets of CHCA and its remaining subsidiaries. The Note is guaranteed by the PTS Rehab, Inc. subsidiary of CHCA, and the guaranty is secured by all the receivables at the PTS Rehab, Inc. level. Under the Note, interest accrued at 15% per annum, and all principal and interest is due in full on or before June 1, 1998. The advances made under the Note will be split 50/50 between the Duncan-Smith Co. and the Partnership. Goodhue W. Smith, III, Chairman of the Board of CHCA, is a founding partner of Duncan-Smith. On March 6, 1998, Duncan-Smith advanced CHCA $65,000 pursuant to the Note. On March 17, 1998, the Partnership advanced $63,000 to CHCA pursuant to the Note. On April 14, 1998, the Partnership received a principal payment in the amount of $63,362 from PTS Rehab reducing the principal balance on the 8% Promissory Note to $1,119,938.

In March 1998, CHCA assigned remaining payments of two notes owed to CHCA to the Partnership.

As of December 31, 1998, the Company owed Renaissance $1,119,938 plus unpaid interest in the amount of $58,861 on the 8% Promissory Note dated February 1, 1998, and also owed the Partnership $63,000 plus unpaid interest in the amount of $7,482 on the 15% Promissory Note dated March 6, 1998.

The Trustee did collect $24,138 in payments in the fourth quarter on one Note owed to CHCA whose payments were assigned to the Partnership. The principal balance of this assigned Note remains at $100,096.

Payments under the second Note assigned to the Partnership of $5,641 were still due as of December 31, 1998, but was collected by the Trustee in the first quarter of 1999. Renaissance's security position on the $1,119,938 and $63,000 Notes is currently inferior to the position of the factoring company which is collecting on the accounts receivable of the liquidated entity. At this time it is unlikely that Renaissance will be able to collect anything on those Notes in light of the priority claims of the factoring company.

SCIENTIFIC SOFTWARE/INTERCOMP. INC.
Scientific Software/Intercomp. Inc. ("SSI") provides data processing software for the petroleum industry. On October 30, 1992, the Partnership invested $2,500,000 in an 11% convertible debenture, Series #A issued by SSI of Denver, Colorado. Subsequently, the Partnership made follow-on investments in SSI.

In 1998 the SSI entered into a Definitive Agreement to sell all of its outstanding shares to Baker Hughes, Inc. for $0.44 per share. As part of that agreement, the Partnership agreed to exchange its $1,500,000 Promissory Note owed by the Company for $1,300,000 6% Promissory Note from Baker Hughes.

On November 6, 1998, Baker Hughes paid off its $1,300,000 Promissory Note due
the Partnership as part of its acquisition of SSI.   The Partnership received
$24,932 for interest owed from July 30, 1998 through November 6, 1998.

The Partnership distributed $1,000,000 to the Limited Partners in December 1998, and held back $300,000 as a financial reserve for the Tutogen investment. The Partnership has fully closed out its investment in SSI as of December 31, 1998.

TRICOM CORPORATION
Tricom Corporation ("Tricom") was engaged in LAN construction, telephone line construction auditing, parking meter auditing and the provision of coin box services for the pay telephone and parking meter industries. On November 11, 1992, the Partnership invested $1,000,000 in a 12% convertible debenture issued by Tricom of Santa Monica, California as the first disbursement under a $2,000,000 loan agreement. Subsequently, the Partnership made follow-on investments in Tricom.

In the first quarter of 1998, Tricom sold Office Communications Systems, Inc. ("OCS"), its wholly owned subsidiary to AIDCO, Inc. The stock purchase agreement called for Tricom to receive $1,350,000 for its ownership interest in OCS. Of the $1,350,000 sale price, $1,150,000 was paid to Tricom, while the remaining $200,000 balance was deposited into an escrow account to be held for a period of 12 months from closing as security for the indemnification obligations of Tricom pursuant to the stock purchase agreement.

Effective May 28, 1998, the Partnership entered into an Agreement with the Company whereby the Partnership converted its preferred stock having a cost basis of $2,153,600 into 538,400 shares of the Company's common stock having a cost basis of $2,203,600, bringing the Partnership's total ownership interest to 26.7%, and the Company agreed to pay the Partnership $150,000 plus a non-interest-bearing Promissory Note for $50,000 due December 31, 1999. In addition, the Company agreed to expand its Board to allow for a Partnership representative and to reduce the salary of Art Truckenbrodt, the Company's President and Chief Officer to $70,000. By June 30, 1998, $75,000 had been received from the Company, and in the third quarter of 1998 an additional $75,000 was received from the Company.

The Partnership fully reserved its investment in the Company as of September 30, 1998, and the Company is now out of business. It is doubtful at this time as to whether the Partnership will be able to collect on the $50,000 Promissory Note due from the Company.

PERSONNEL
The Partnership has no direct employees but instead has contracted with the Trustee pursuant to the Partnership Agreement to provide all management and operation activities. The Trustee currently employs one additional person to assist him in performing the duties and functions required by the Partnership. Outside personnel are retained by the Trustee on an as needed basis. At the present time, a substantial portion of the Trustee's staff time is devoted to activities of the Partnership.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
A substantial amount of business of Tutogen Medical, Inc., arises out of the operations of its German subsidiary. Since there are no additional investments planned by the Partnership, there will be no additional investments in foreign operations.

ITEM 2.  PROPERTIES

The Partnership's business activities are conducted from the leased offices of the Trustee in a one-story general office building in Dallas. Certain office expenses relating to the Partnership's activities are charged to the Partnership by the Trustee pursuant to the Liquidation Trustee Agreement made effective on October 1, 1998, and as an Exhibit in Form 10-Q for the period ending September 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Trustee has filed a lawsuit on behalf of the Partnership against the former Directors of Coded Communications Corporation and others alleging securities fraud, fraud, negligent misrepresentation and other claims to the detriment of the Partnership. That lawsuit is pending in the United States District Court for the Northern District of Texas, Dallas Division and is styled "Thomas W. Pauken, Liquidation Trustee for Renaissance Capital Partners II, Ltd. v. Hugo Camou, et al.; Civil Action No. 3-98-CV-2758-G". The Trustee also has filed certain actions on behalf of the Partnership in the Coded Communications Chapter 7 bankruptcy styled "IN RE Coded Communications Corporation, et al., Debtor; Bk. Case No. 98-2741 (MFW) through 98-2743
(MFW)". The lawsuit and the actions filed in the bankruptcy proceeding seek various forms of relief against Coded and the defendants, including the actual and exemplary damages, the rescission of the conversion of a debenture of Coded, and other forms of relief. The defendants are contesting the claims in both proceedings.

The Partnership also appealed a decision of a Pennsylvania court in a adversial action against the controlling shareholder of U.S. Fax in a case styled "Renaissance Capital Partners II, Ltd v. US Fax, Inc. et al." That appeal was successful in the first quarter of 1999. The outcome of that litigation should have no material effect on the Partnership. There are no other legal proceedings currently pending with regard to the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                 PART   II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES

TRADING
There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Liquidation Trustee.

NUMBER OF HOLDERS
As of December 31, 1998, there were approximately 1,800 beneficial holders of Limited Partner Interests.

DIVIDEND POLICY
The Partnership Agreement provided for an initial distribution to be made to the Limited Partners within 30 days after the end of the first quarter following closing of the offering, and thereafter, within 30 days of the end of each subsequent quarter, with the amount of the distributions to be determined at the discretion of the General Partners. It was generally the intention of the General Partners to distribute investment income net of expenses on a quarterly basis. Further, distributions of capital gains were to be made as realized.

As the result of decreasing cash resources in 1995 and 1996, the distributions to the limited partners were discontinued. In 1997, $1,000,000 was distributed to the Limited Partners. In the fourth quarter of 1998, a $1 million distribution was made to the Partners. As the Partnership's investments are liquidated, the Trustee expects to distribute to the Partners cash and/or shares of stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five year period ended December 31, 1998, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K for the five years ended December 31, 1998.

                      1998        1997         1996        1995       1994
Gross Income (Loss)
 (including
 realized losses)    66,373     243,921    (3,098,478)  (3,349,784)   47,215

Net Unrealized
  appreciation
 (depreciation)
  on investments (5,087,413) 	(10,630,309)  1,049,091   ,443,065   (12,650,369)

Net Income
 (loss)         (5,622,192) (11,106,609) (3,000,121) (2,825,200) (13,814,4448)

Income (loss) per
Ltd Partnership
Unit                 (130)        (253)         (68)        (64)         (315)

Total Assets    7,917,415    14,631,365    26,933,422  29,92,591    33,772,316

Distributions to
Partners        1,000,000	     1,000,000         -0-       600,000    3,100,000

Distributions per Ltd
Partnership unit       23           23          -0-           14            71

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The purpose of the Partnership was to provide growth capital to small and medium size public companies whose ability to service debt is sufficient to provide a quarterly return to the Limited Partners and whose growth potential is sufficient to provide opportunity for above average capital appreciation.

SOURCES OF OPERATING INCOME
Generally, the major source of operating income for the Partnership is investment income, either in the form of interest on debentures or dividends on stock. However, the majority of income is derived from interest and capital gains. The Partnership generally sought to structure investments to obtain an interest return competitive with current long-term financing rates available from other sources.

Further, the Partnership, in some cases, received payments fees, drawn-down fees and similar types of income.

While it was the general principle that the Managing General Partner and its officers and directors occupy a fiduciary relationship to the Partnership and not receive outside compensation or advantage in conflict with that relationship, neither the Managing General Partner nor its officers and directors were prohibited from receiving other income from non-conflicting sources. Neither is the Trustee prohibited from receiving other income that is not in conflict with his fiduciary responsibilities to the Partnership.

The former Managing General Partner has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance Capital Partners, Ltd. ("Renaissance I"), a limited partnership, and raised net capital contributions of approximately $12,886,000 in a private placement offering for the purposes of making primarily convertible debenture investments in small and medium size public companies. Renaissance I is currently fully invested. The former Managing General Partner has also formed Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III"), which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500 available for investment. As of December 31, 1998, Renaissance III had completed investments in twenty companies having an aggregate cost value of $46,242,647 of which eighteen are still active. The Fund is actively seeking additional investment opportunities. In the Spring of 1996, Renaissance Group formed Renaissance US Growth & Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT invests primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised investment capital of approximately $30,789,000. As of December 31, 1998, RUSGIT had made investments in seventeen (17) portfolio companies having an aggregate cost of value of $28,301,665, of which sixteen (16) are still active. RUSGIT, like Renaissance III, continues to actively seek investment opportunities. In addition, Renaissance Group and its subsidiaries may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

As of October 1, 1998, Renaissance Group ceased serving as the Managing General Partner and the Investment Advisor of the Partnership.

REGULAR QUARTERLY PAYMENTS TO PARTNERS/PRIORITY DISTRIBUTIONS

QUARTERLY PAYMENTS TO LIMITED PARTNERS
It was intended that cash payments from operations be made to all Limited Partners each quarter to provide them a cash return. Generally, this cash distribution was to be made from profits and investment income. However, in the event that net profits were not adequate from time to time, the quarterly distributions may be made from capital, so long as capital was sufficient to assure repayment of all obligations of the Partnership and such capital distributions were permitted by applicable partnership law and the 1940 Act.

Such distributions are currently permitted under the Revised Texas Limited Partnership Act and under the 1940 Act, provided that, under the Revised Texas Limited Partnership Act, distributions cannot be made if Partnership assets are not sufficient to pay Partnership obligations and Limited Partners may be liable for the repayment of distributions, if any received in contravention of this restriction.

Further, quarterly distributions may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income.

As the result of decreasing cash resources in 1995 and 1996, the distributions to the Limited Partners were discontinued. In 1997, $1,000,000 in
distributions were made to the Limited Partners.   In 1998, $1,000,000 in
distributions were made to the Limited Partners. In light of the current financial condition of the Partnership and the decision to proceed forward final liquidation of the Partnership, it is unlikely that the Trustee will re-establish the quarterly distribution to the Limited Partners.

OPTIONAL DISTRIBUTIONS OF OPERATING PROFITS AND CAPITAL GAINS
In addition to the regular quarterly distributions, it is intended that, as the Partnership achieves operating profits and net capital gains or realizes increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains may become available for distribution to the Partners in cash or assets.

The Performance Distributions cannot be adjusted without the consent of all the Limited Partners, except if required by order of a regulatory agency.

During 1997, the Partnership made no additional portfolio investments but made follow-on investments to existing portfolio companies of $3,131,000 and investments in short term government securities of $992,400. Cash distribution of $1,000,000 were made to the Limited Partners and operations for the year resulted in a cash deficit of $488,770. Cash was provided from the sale of stock and from the repayment of principal on investments of $3,773,121 and $1,000 respectively.

During 1998, the Partnership made no additional Portfolio Investments but made follow-on investments to existing Portfolio Companies of approximately $718,000. Cash distributions of $1,000,000 were made to the Limited Partners
and operations for the year resulted in a cash deficit of $472,448.    Since
the Partnership is in the process of being liquidated, it is anticipated by the Trustee that the cash on hand should be sufficient for liquidation purposes. It is the objective of the Trustee to distribute the stock in the Portfolio Investments to the Partners in year 2000.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997
During 1998, the Partnership made no additional portfolio investments but made follow-on investments to existing Portfolio Companies of approximately $718,000. As a result of prior investments and these follow-on investments, the Partnership incurred a net loss of $5,622,192 in 1998, consisting of the following: (i) interest income of $354,888; (ii) dividend income of $16,217;
(iii) total expenses of $601,152; (iv) realized losses on investments of $310,834 and (v) unrealized depreciation on investments of $5,087,413. As a result of the liquidation of portfolio companies, conversion of debentures to equity investments, and the necessity of reserving interest accruals, interest income seriously declined in 1998. Dividends are down as they are dependent on the availability of Portfolio Companies earnings for distribution. The estimated value of Portfolio Investments, as determined by the Trustee, indicates a decrease of $5,087,413 in fair value during 1998. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Trustee may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1. Business - Narrative Description of Business, and Partnership Portfolio Investments; and Item 13. Certain Relationships and Related Transactions).

The Partnership incurred obligations in 1998 for the quarterly management fees through September 30, 1998, to the Partnership's then Managing General Partner of $251,199, and the Independent General Partners of $49,283. The Partnership reimbursed the Managing General Partner $99,055 for expenses in accordance with the Investment Advisory Agreement. The Partnership incurred obligations to the Trustee of $18,000 for the fourth quarter of 1998.

Distributions in the amount of $1,000,000 were paid to Limited Partners in 1998.

1997 COMPARED TO 1996
During 1997, the Partnership made no additional portfolio investments but made follow-on investments $3,131,000. As a result of prior investments and these follow-on investments, the Fund's 1997 total income was a loss of $11,106,609 consisting of the following: (i) interest income of $745,190; (ii) dividend income of $49,690; (iii) total expenses of $720,221; (iv) realized losses on investments of $550,959; and (v) unrealized depreciation on investments of $10,630,309. As a result of converting debentures to equity investments, and the necessity of reserving interest accruals, interest income continued to decline. Dividends were down as they are dependent on the availability of portfolio companies earnings for distribution. The estimated value of portfolio investments, as determined by the Managing General Partner, indicated a decrease of $10,630,309 in fair value during 1997. The Partnership realized a loss of $3,028,448 and $30,000 on the charge of its investments in AmeriShop, Inc. and StarComm Products, Inc. respectively.
These combined losses were reduced to $550,959 after considering losses on the sale of Coded Communications, Inc. stock of $75,822 and gains on the sale of Industrial Holdings, Inc. stock of $2,583,309. Because of the inherent uncertainty of valuations, the Estimated Fair Value as determined by the Managing General Partner may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material (See Item 1. Business - Narrative Description of Business, and Partnership Portfolio Investments and Item 13. Certain Relationships and Related Transactions.)

The Partnership incurred obligations in 1997 for the quarterly management fees to the Partnership's investment advisor, the Managing General Partner, of $411,179 and the Independent General Partners of $65,710. The Partnership reimbursed the Managing General Partner $90,476 for expenses in accordance with the Investment Advisory Agreement.

Distributions in the amount of $1,000,000 were paid to the Limited Partners in 1997.

YEAR 2000
Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Partnership's Liquidation Trustee has taken steps to review and modify their computer systems as necessary and are prepared for the Year 2000. In addition, the Partnership has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Limited Partners. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is subject to financial market risks such as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

A portion of the Partnership's portfolio consists of debt and equity investments in a private company. The Partnership would anticipate no impact on this investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on this investment.

A significant portion of the Partnership's investment portfolio consists of common stocks, and in one case warrants to purchase common stock, in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in the prices of these equities would result in a similar percentage change in the fair value of the Partnership's investment in those securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) Background and Experience of Director and Officers of Renaissance Group. Renaissance Group served as Managing General Partner of the Partnership through September 30, 1998. The following table sets forth certain information regarding the directors and officers of Renaissance Group.

Name:                 Position:
Russell Cleveland     Chairman, President, Chief Executive Officer, and
                      Director
Barbe Butschek        Senior Vice President, Treasurer and Secretary
Robert C. Pearson     Senior Vice President - Corporate Finance
Mardon M. Navalta     Vice President - Corporate Finance
John A. Schmit        Vice President - Portfolio Monitoring

Russell Cleveland, age 60, is the principal founder and the majority shareholder of Renaissance Group. He is a Chartered Financial Analyst with over thirty years experience as a specialistin investments for smaller capitalization companies. Mr. Cleveland currently serves as a director of Greiner Engineering, Inc. (NYSE), a former portfolio investment of a prior Renaissance Group investment partnership. A graduate of the Wharton School of Business, Russell Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the board of Directors of the following companies: Biopharmaceutics, Inc., Global Environmental, Inc., International Movie Group, Inc. and Tutogen Medical, Inc.

Barbe Butschek, age 44, has been associated with Renaissance Group and its predecessor companies since 1977. As Senior Vice President, Secretary and Treasurer, she has been responsible for office management, accounting management and records management of the series of investor limited partnerships. Ms. Butschek supervises investor records and information with respect to Renaissance Group and its funds. She also prepares and maintains investor tax and information reports. Barbe Butschek serves as Secretary for the Partnership and Renaissance Capital Partners, Ltd. and as Secretary and Treasurer of Renaissance Capital Growth & Income Fund III, Inc. She also serves as Secretary of RenCap Securities, Inc., a wholly-owned subsidiary of Renaissance Group and registered Broker-Dealer.

Robert C. Pearson, age 63, joined Renaissance Capital in April 1997. Mr. Pearson brings over thirty years of experience to Renaissance Capital's corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice President-Controller and Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton scholar with an MBA from the University of Michigan.

Mardon M. Navalta, age 38, joined Renaissance Group in June 1993. His responsibilities include investment research and due diligence analysis on prospective new investments. Mr. Navalta's prior experience includes employment with Dallas Research & Trading, Inc. from 1991 to 1993, where he served as a registered representative and analyst managing clients' investments. Before 1991, he spent five years as an analyst for Dallas Securities Investment Corporation, where he specialized in research, quantitative analysis and due diligence investigations. He also serves as President and Principal of RenCap Securities, Inc. Mr. Navalta holds a degree in Finance from North Texas State University.

John A. Schmit, age 31, joined Renaissance Capital initially as an independent contractor in May 1997 and, in October 1997, he was appointed as Vice President - Portfolio Monitoring. Prior to joining Renaissance Capital, Mr. Schmit worked as an independent contractor handling investments and monitoring investment portfolios from February 1996 to May 1997. From October 1994 to February 1996, he attended The Georgetown University Law Center and, from September 1992 to September 1994, he practiced law at the law firm of Gibson, Ochsner & Adkins. He holds a BBA in Finance from Texas Christian University, a JD from the University of Oklahoma College of Law and an LLM in International and Comparative Law from The Georgetown University Law Center.

(2)   INFORMATION REGARDING LIQUIDATION TRUSTEE
Thomas W. Pauken, age 55, has experience both as a corporate executive officer and as the head of an independent federal agency. Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. Mr. Pauken served on President Reagan's transition team and on the White House legal counsel's staff. Later, he was appointed by President Reagan as Director of ACTION, an independent federal agency that encourages volunteerism, where he served from 1981 to 1985. He also served as a White House staff assistant and as Associate Director of the White House Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-off Stores, Inc. He became a member of the Board of Tutogen Medical, Inc. in January 1999. He holds a BA in political science from Georgetown University and a JD degree from Southern Methodist University School of Law.

(3)  INFORMATION REGARDING GENERAL PARTNERS
Mr. Ernest C. Hill and Mr. Thomas W. Pauken served as the Independent General Partners of the Partnership until September 30, 1998 when Mr. Hill resigned and Mr. Pauken agreed to become the Trustee of the Partnership. Under the provisions of the 1940 Act, a majority of the general partners of the Partnership must be "disinterested" or "non-affiliated" general partners. Generally, any party that is involved in the daily activities of the Partnership's business, including the Managing General Partner, as well as its officers, directors and other affiliated persons, any investment adviser, any accountant for the Partnership and any legal adviser, is considered an "interested" party. The Independent General Partners provided overall guidance and supervision with respect to the operations of the Partnership and perform various duties imposed on them under the 1940 Act. Renaissance Group was the Managing General Partner of the Partnership and also served as the investment adviser to the Partnership until September 30, 1998, pursuant to the Investment Advisory Agreement effective May 30, 1990, as subsequently amended and restated, between the Partnership and Renaissance Group (the "Advisory Agreement"). Renaissance Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the reporting and other requirements thereof. As Managing General Partner, Renaissance Group managed the day-to-day business and operations of the Partnership until September 30, 1998. The Partnership has no officers or directors. Renaissance Group and its officers and employees devoted such time to the Partnership's business as was necessary for the conduct of the
Partnership's operations.    Since October 1, 1998, the Trustee has managed
the day-to-day business and operations of the Partnership.

Neither Renaissance Group nor its affiliates are prohibited from engaging in activities outside the Partnership's business. Renaissance Group serves as Managing General Partner and Investment Advisor for Renaissance Capital Partners, Ltd. ("Renaissance I"), a business development company with goals and operations comparable to those of the Partnership. Renaissance Group also serves as investment advisor to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III"), a closed-end business development company listed on the Nasdaq National Market with goals and operations comparable to those of the Partnership. Renaissance Group is also the Manager of Renaissance U.S. Growth and Income Trust, PLC, an investment trust listed on the London Stock Exchange, which invests primarily in privately placed convertible debentures in U.S. public corporations.

Background And Experience Of  Independent General Partners
Mr. Ernest C. Hill, age 59, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to Stanford School of Business where he received an MBA, with honors, in Investment and Finance. Mr. Hill's prior experience includes service as Assistant Professor of Finance, Southern Methodist University, and Associate Director of the Southwestern Graduate School of Banking.

Biographical information regarding Mr. Pauken appears above under the caption "Information Regarding Liquidation Trustee".


ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to the Advisory Agreement, Renaissance Group was entitled to receive a quarterly management fee of 0.5% of Partnership assets and an annual incentive fee equal to 20% of the Partnership's net realized capital gains after allowance for unrealized depreciation and after the Limited Partners have received a 10% annual return on their capital contributions (less brokerage fees and commissions incurred by the Partnership on behalf of such Limited Partner or Limited Partners). In addition, the Partnership was obligated to pay any direct costs, such as fees of any legal, accounting or other professional advisors, and any travel, phone and other allocated expenses incurred on behalf of the Partnership. Neither the management fee nor the incentive fee can be increased except with the affirmative vote of the holders of a majority of the outstanding Units. Renaissance Group agreed to reduce its fees, if and to the extent necessary on a yearly basis, to limit the total annual expense of the Partnership to an amount not greater than 2.75% of assets.

Renaissance Group withdrew as Managing General Partner of the Partnership as of September 30, 1998, and no longer serves as Investment Advisor to the Partnership. From January 1, 1998 to September 30, 1998, the Partnership paid Renaissance Group $251,199 in management fees charged to the Partnership by Renaissance Group for the first nine months of 1998.

During the first nine months of 1998, the Independent General Partners, Ernest
C. Hill and Thomas W. Pauken, were compensated for their services pursuant to the Partnership Agreement in an amount of $24,641 each. Those payments ceased as of October 31, 1998. Thereafter, the Trustee was entitled to be compensated at an amount of $6,000 per month for a total of $18,000 for his services through December 31, 1998. The Trustee also is entitled to full reimbursement of all reasonable expenses relative to his service on behalf of the Partnership; and he may be entitled to additional compensation for his services subject to the improvement in the value of the assets of the Partnership during the liquidation period. Mr. Pauken is a director of Tutogen Medical, Inc. and, in that capacity, he is compensated by Tutogen along with other directors through the payment of director's fees and the grant of stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, Renaissance Group and Thomas W. Pauken, Trustee, did not own any Units of the Partnership. The following table sets forth information concerning the number of Units of the Partnership beneficially owned as of December 31, 1998, by (i) the persons who, to the knowledge of the Trustee, beneficially owned more than 5% of the outstanding Units, (ii) each director or executive officer of Renaissance Group, and (iii) the directors and executive officers as a group:

Name and Address of     Units Beneficially         Percent of Total Units
  Beneficial Owner           Owned                       Outstanding
________________________________________________________________________
HEB Investment and           3,160                          7.34%
Retirement Plan Trust
P.O. Box 839999
San Antonio, Texas 78212

Russell Cleveland	             153                            *
8080 N. Central Expressway
Dallas, Texas 75206

Barbe Butschek                  0                             *
8080 N. Central Expressway
Dallas, Texas 75206

Robert C. Pearson	              0                             *
8080 N. Central Expressway
Dallas, Texas 75206

Mardon M. Navalta               0                             *
8080 N. Central Expressway
Dallas, Texas 75206

John A. Schmit                  0                             *
8080 N. Central Expressway
Dallas, Texas 75206

*All directors and
executive officers             153
as a group (5 persons).

Thomas W. Pauken               0                              *
Liquidation Trustee
10751 Mapleridge Dr.
Dallas, Texas 75238

* Less than 1%.     To the Trustee's knowledge, no other person beneficially
owned 5% or more of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Advisory Agreement, Renaissance Group served as managing general partner and as investment adviser to the Partnership, subject to the supervision of the Independent General Partners until September 30, 1998. Services provided to the Partnership included the valuation of assets of the Partnership, upon which the management fee paid to Renaissance Group is based in part. Renaissance Group believes that the valuations of portfolio securities were performed in accordance with generally accepted accounting principles and financial reporting policies of the Securities and Exchange Commission.

Renaissance Group also provided services to Portfolio Companies from time to time, pursuant to the Advisory Agreement. Generally, the management fees received by Renaissance Group for services to a Portfolio Company were paid to the account of the Partnership, however, occasionally Renaissance Group provided unusual services for a Portfolio Company that are unrelated to and not required under the terms of the investment by the Partnership in such Portfolio Company. Fees for such services were paid directly to Renaissance Group, subject to the limitations and requirements imposed by the 1940 Act.

Renaissance Group has formed, and may form in the future, other investment funds to make investments in companies similar to those in which the Partnership invests, including Renaissance Capital Partners, Ltd., a limited partnership, Renaissance Capital Growth & Income Fund III, Inc., a business development company, and Renaissance U.S. Growth & Income Trust PLC, a public limited company registered in England and Wales whose shares are listed on the London Stock Exchange. Renaissance Group, and certain of its affiliates and subsidiaries, also provide investment advisory services, management consulting services and investment banking services to these entities.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this Form 10-K

Financial Statements:
The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

Financial Statement Schedules:
Not applicable.

Reports on Form 8-K:
Registrant did not file a report on Form 8-K during the fourth quarter of 1998.

Exhibits:
A. Liquidation Trustee Agreement - Agreement for Engaging the Services of Thomas W. Pauken as Liquidation Trustee of Renaissance Capital Partners II, Ltd. (1)

B. Renaissance Capital Partners II, Ltd. Amended and Restated Agreement and Articles of Limited Partnership dated as of September 30, 1991. (2)

C.   Investment Advisory Agreement as of May 30, 1990, as amended and restated
on September 30, 1991 and March 7, 1994.   (2) (3)

_________________
(1) Incorporated by reference from Exhibit 6.1 to Form 10-Q for quarterly period ended September 30, 1998.

(2) Incorporated by reference from Form N-2 as filed with the Securities and Exchange Commission on October 21, 1991 (Registration No. 33-38593).

(3) Incorporated by reference from Registrant's 1998 proxy filed with the Securities and Exchange Commission on or around April 20, 1998.



                                    SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  April 14, 1999

                                   RENAISSANCE CAPITAL PARTNERS II, LTD.
                                           (Registrant)


                                    By:  __________/s/_______________
                                         Thomas W. Pauken
                                         Liquidation Trustee

                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page

Independent Auditor's Report                                      F-2

Statements of Assets, Liabilities
and Partners' Equity December 31, 1998 and 1997                   F-3

Statements of Investments -
December 31, 1998 and 1997                                   F-4 through F-7

Statements of Operations -
Years ended December 31, 1998, 1997 and 1996                      F-8

Statements of Partners' Equity -
Years ended December 31, 1998, 1997 and 1996                      F-9

Statements of Cash Flows -
Years ended December 31, 1998, 1997 and 1996                      F-10

Notes to Financial Statements                               F-11 through F-16

                             Independent Auditors' Report


The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd. (a Texas Limited Partnership), including the statements of investments, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1998 and 1997, by examination of securities held in safekeeping for the Partnership and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                         KPMG LLP


Dallas, Texas
February 12, 1999


               STATEMENTS OF ASSETS, LIABILITIES, AND PARTNER'S EQUITY
                            DECEMBER 31, 1998 AND 1997
Assets                                              1998             1997
                                                 ___________      ___________

Cash and cash equivalents                        $ 1,239,015          755,755
Short term investments                                     -          992,400
Investments at fair value, cost of $21,607,598
 in 1998 and $22,780,273 in 1997 (note 4)           6,568,982       12,829,070
Interest receivable                                  103,022           54,140
Other assets                                           6,396               -
                                                 ___________      ___________

                                                 $ 7,917,415       14,631,365

                                                 ===========      ===========


Liabilities and Partners' Equity

Liabilities:
  Accounts payable                                  $ 41,587           23,943
  Accounts payable - affiliate (note 3)               37,596          120,554
                                                 ___________      ___________

      Total liabilities                               79,183          144,497
                                                 ___________      ___________

Partners' equity (note 5):
  General partner                                          -        (197,969)
  Limited partners (outstanding units of
   43,254.01 in 1998 and                           7,838,232       14,684,837
   43,304.01 in 1997)
                                                 ___________      ___________

  Total partners' equity                           7,838,232       14,486,868

Commitments and contingencies (notes 3 and 4)
                                                 ___________      ___________

                                                 $ 7,917,415       14,631,365

                                                 ===========      ===========
Limited partners' equity per limited
partnership unit                                       $ 181              339

                                                 ===========      ===========

See accompanying notes to financial statements.

                            STATEMENTS OF INVESTMENTS
                            DECEMBER 31, 1998 AND 1997

                                                    1998
                                 _________________________________________

                                 Interest     Due                     Fair
                                   Rate      date       Cost         Value
                                 _________________________________________
Eligible Portfolio Investments -
  Convertible Debentures and
  Notes Receivable (2)

Coded Communications, Corporation -
  digital data transmission
  equipment manufacturers:
    Note receivable (1)           6.00 %   03/01/99  $ 311,060      311,060

Consolidated Health Care
  Associates, Inc. - physical
  therapy rehabilitation
  centers: (1)
    Notes receivable           8.00-15.00   Varies   1,182,938      105,736

Protech, Inc. -
  telecommunications:
   Convertible debenture (1)     10.00     09/30/99     67,500           -

Tricom Corporation -
  telecommunications network
  construction:
    Promissory note (1)           -        12/31/99     50,000           -

Tutogen Medical, Inc.
  (formerly Biodynamics
  International, Inc.) -
  specialty surgical products:
    Convertible debentures (1)    9.00     11/11/02  2,574,081    5,326,743
                                                     _________    _________

                                                     4,185,579    5,743,539
                                                     _________    _________

                            STATEMENTS OF INVESTMENTS
                            DECEMBER 31, 1998 AND 1997

                                                         1998
                                    _________________________________________

                                                                       Fair
                                             Shares         Cost       Value
                                    _________________________________________
Eligible Portfolio Investments -
  Common and Preferred Stock and
  Warrants (2)

Coded Communications, Corporation -
  digital data transmission
  equipment
    Series A convertible preferred            4,445      $ 410,343         -
    Series B convertible preferred           46,775      4,244,245         -
    Common                                1,014,585        517,025         -
Consolidated Health Care Associates,
  Inc. - physical therapy
  Rehabilitation centers: (1)
    Series A preferred                    1,195,984      1,195,984         -
    Series B preferred                      500,000        500,000         -
    Common	                              5,000,000      2,500,000         -
Total Choice, Inc. - premium incentive
  fulfillment company:
    Preferred                                 3,000        300,000         -
    Common                                      500        700,000         -
Tricom Corp. -
  Telecommunications
  network construction:
    Common                                1,093,955      2,203,600         -
Tutogen Medical, Inc.
  (formerly Biodynamics International, Inc.) -
  specialty surgical products:
    Common                                  695,110      4,850,822    825,443
    Warrants to purchase 547,560 shares
     of Tutogen Medical, Inc.               547,560             -          -
    Warrants to purchase 806,396 shares
     of Tutogen Medical, Inc.               806,396             -          -
    Warrants to purchase 400,000 shares
     of Tutogen Medical, Inc.               400,000             -          -
                                                       __________ __________

                                                       17,422,019    825,443
                                                       __________ __________

                                                     $ 21,607,598  6,568,982

                                                       ========== ==========

(1) Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock were delinquent as of December 31, 1998.

(2) Valued fair value as determined by the Trustee (note 4).

                          STATEMENTS OF INVESTMENTS
                         DECEMBER 31, 1998 AND 1997

                                                    1997
                                 _________________________________________

                                 Interest     Due                     Fair
                                   Rate      date       Cost         Value
                                 _________________________________________
Eligible Portfolio Investments -
  Convertible Debentures and
  Notes Receivable (2)

Biodynamics International, Inc. -
  specialty surgical products:
    Convertible debentures	     9.00 %  11/11/02  $ 2,074,081  5,135,547

Coded Communications, Corporation -
  digital data transmission
  equipment manufacturers:
    Note receivable                6.00    03/01/99      311,060    311,060

Consolidated Health Care
  Associates, Inc. - physical
  therapy rehabilitation
  centers: (1)
    Notes receivable               8.00    Varies      1,096,553  1,096,553

Scientific Software, Inc. - software
  and pipeline monitoring: (1)
    Note receivable                7.00    04/30/01    1,500,000  1,000,000

Protech, Inc. -
  telecommunications:
    Convertible debenture: (1)    10.00    09/30/99       67,500         -
                                                       _________  _________

                                                       5,049,194  7,543,160

                                                       _________  _________

                            STATEMENTS OF INVESTMENTS
                            DECEMBER 31, 1998 AND 1997

                                                        1997
                                    _________________________________________

                                                                       Fair
                                             Shares         Cost       Value
                                    _________________________________________
Eligible Portfolio Investments -
  Common and Preferred Stock and
  Warrants (2)

Biodynamics International, Inc. -
  specialty surgical products:
    Common                                 547,560     $ 4,654,272    643,383
    Warrants to purchase 547,560 shares
    of Biodynamics International, Inc.     547,560              -           -
    Warrants to purchase 806,396
    of Biodynamics International, Inc.     806,396              -           -
Coded Communications, Corporation -
  digital data transmission equipment
  manufacturers:
    Series A convertible preferred           4,445         410,343    289,949
    Series B convertible preferred          46,775       4,244,245  2,998,991
    Common                               1,014,585         517,025          -
Consolidated Health Care Associates,
  Inc. - physical therapy
  Rehabilitation centers: (1)
    Series A preferred                   1,195,984       1,195,984          -
    Series B preferred                     500,000         500,000          -
    Common                               5,159,000       2,500,000          -
Scientific Software, Inc. -
  Software and pipeline monitoring:
    Common                                 397,218         305,610     49,652
Total Choice, Inc. - premium
  Incentive fulfillment company:
    Preferred                                3,000         300,000    300,000
    Common                                     500         700,000    503,935
Tricom Corp. - telecommunications
  network construction: (1)
    Series A convertible preferred          21,536       2,153,600    500,000
    Common                                 555,555         250,000          -
                                                        __________ __________

                                                        17,731,079  5,285,910
                                                        __________ __________

                                                      $ 22,780,273 12,829,070

                                                        ========== ==========

(1) Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock were delinquent as of December 31, 1997.
(2) Valued at fair value as determined by the General Partners (note 4).

See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                               1998         1997        1996
                                           __________   _________   _________
Income:
  Interest                                 $ 354,888      745,190     902,771
  Dividends                                   16,217       49,690      34,983
  Commitment, closing and management fees      6,102           -       18,000
                                           __________   _________   _________

                                             377,207      794,880     955,754
                                           __________   _________   _________
Expenses (note 3):
  General and administrative                 349,953      309,042     391,163
  Management fees                            251,199      411,179     559,571
                                           __________   _________   _________

                                             601,152      720,221     950,734
                                           __________   _________   _________

                 Operating (loss) income   (223,945)       74,659       5,020
                                           __________   _________   _________

Investment loss:
  Net unrealized appreciation
   (depreciation) on
   investments (note 4)                  (5,087,413) (10,630,309)   1,049,091
  Net realized loss on investments         (310,834)    (550,959) (4,054,232)
                                          __________   _________   _________

                Investment loss          (5,398,247) (11,181,268) (3,005,141)
                                          __________   _________   _________

                Net loss                $(5,622,192) (11,106,609) (3,000,121)

                                          ==========   =========   =========

Limited Partners' share of net loss
  $(129.94), $(253.01) and $(68.38)
  per unit for 1998, 1997 and
  1996, respectively                   $ (5,622,192) (10,964,650) (2,970,120)
General Partner's share of net loss               -     (141,959)    (30,001)
                                          __________   _________   _________

                Net loss               $ (5,622,192) (11,106,609) (3,000,121)

                                          ==========   =========   =========

See accompanying notes to financial statements.

                            STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

General      Limited
                                          Partner      Partner        Total
                                         __________   __________   __________
Balance, December 31, 1995              $  (26,009)   29,698,973   29,672,964

  Net loss                                 (30,001)  (2,970,120)  (3,000,121)
                                         __________   __________   __________
Balance, December 31, 1996                 (56,010)   26,728,853   26,672,843

  Redemption of 130 limited partnership
    units                                        -      (79,366)     (79,366)

  Net loss                                (141,959) (10,964,650) (11,106,609)

  Distributions (note 5)                        -    (1,000,000)  (1,000,000)
                                         __________   __________   __________
Balance, December 31, 1997                (197,969)   14,684,837   14,486,868

  Redemption of 50 limited partnership
     units                                       -      (26,444)     (26,444)

  Net loss                                       -   (5,622,192)  (5,622,192)

  Distributions (note 5)                         -   (1,000,000)  (1,000,000)

  Dissolution adjustment (note 5)          197,969     (197,969)           -
                                         __________   __________   __________

Balance, December 31, 1998             $         -     7,838,232    7,838,232

                                         ==========   ==========   ==========

See accompanying notes to financial statements.

                            STATEMENTS OF Cash Flows
                        YEARS ENDED 1998, 1997 AND 1996

                                        1998          1997           1996
                                   ___________   ____________   ____________
Cash flows from operating activities:

  Net loss                         $(5,622,192)   (11,106,609)    (3,000,121)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Net unrealized (appreciation)
     depreciation on investments      5,087,413     10,630,309    (1,049,091)
     Net realized loss on investments   310,834        550,959      4,054,232
     (Increase) decrease in other
       assets                           (6,396)        103,252        197,538
     Increase in interest receivable  (176,793)      (550,599)      (351,538)
     Increase (decrease) in
       accounts payable                  17,644       (33,274)         57,217
     Decrease in accounts payable -
       Affiliate                       (82,958)       (82,808)       (16,127)
                                    ___________   ____________   ____________
Net cash used in operating
  activities                          (472,448)      (488,770)      (107,890)
                                    ___________   ____________   ____________

Cash flows from investing activities:

  Purchase of investments             (718,386)    (3,131,000)      (605,543)
  Proceeds from sale of investments   1,708,138      3,773,121      2,267,284
  Repayment of principal on
    investments                              -           1,000        651,541
  Investments in short term
    investments, net                    992,400      (992,400)             -
                                    ___________   ____________   ____________
    Net cash provided by (used in)
       investing activities           1,982,152      (349,279)      2,313,282
                                    ___________   ____________   ____________

Cash flows from financing activities:

Redemption of limited
    partnership units                  (26,444)       (79,366)             -
  Distributions to limited partners (1,000,000)    (1,000,000)          (138)
                                    ___________   ____________   ____________
       Net cash used in financing
         Activities                 (1,026,444)    (1,079,366)          (138)
                                    ___________   ____________   ____________

Net increase (decrease) in cash and
  cash equivalents                     483,260     (1,917,415)      2,205,254
Cash and cash equivalents at
 beginning of the year                 755,755       2,673,170        467,916
                                    ___________   ____________   ____________
Cash and cash equivalents at
  end of the year                 $  1,239,015         755,755      2,673,170
                                    ===========   ============   ============

Noncash investing transactions:
  During 1998, 1997, and 1996, $127,911, $610,616, and $932,746, respectively, of interest receivable was to convertible debentures, notes receivable or common stock.

  During 1996, the Partnership received 8,333 shares of StarComm Products, Inc. common stock (value of $30,000) as settlement of foreclosed assets (included in other assets) with a book value of $66,068.The Partnership realized a loss of $35,477, net of transaction costs in the accompanying financial statements on such settlement.

  During 1996, the Partnership wrote off its investment in Prism Group, Inc.The Partnership acquired $200,000 of foreclosed assets in settlement.

  The 1995 fourth quarter partnership distributions of $138 were accrued as of December 31, 1995.

See accompanying notes to financial statements.

                            NOTES TO FINANCIAL STATEMENTS

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

On October 1, 1998 the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner. The Partnership will terminate upon liquidation of all of its investments which is anticipated to occur by April 2000.


(2)  Summary of Significant Accounting Policies

(a)  Valuation of Investments

Portfolio investments are stated at quoted market or fair value as determined by the Trustee in 1998 and by the Managing General Partner and approved by the Independent General Partners, in 1997 and 1996 (note 4). Most securities held by the Partnership are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)  Statements of Cash Flows

The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)  Net Income (Loss) per Limited Partnership Unit

Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year. The weighted average limited partnership Units outstanding were 43,266.5 during 1998, 43,336.5 during 1997, and 43,434.01 during 1996.

(d)  Federal Income Taxes

In accordance with Federal income tax regulations, no income taxes are levied in a partnership, but rather on the individual partners. Consequently, no Federal income taxes have been reflected in the accompanying financial statements.

(e)  Short Term Investments

Short term investments represents a government agency security with a maturity of less than one year. Such investment was valued at quoted market value which approximates amortized cost.

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


(3)  Management and Organization Fees

Renaissance Capital Group, Inc. (the "Managing General Partner"), served as the investment adviser for the Partnership. The Managing General Partner is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Managing General Partner performed certain services, including certain management, investment advisory and administrative services necessary for the operation of the Partnership. In addition, under this agreement, the Managing General Partner was reimbursed by the Partnership for certain administrative expenses. A summary of fees and reimbursements paid by the Partnership under the Investment Advisory Agreement and the original offering document are as follows:

* The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the Net Assets after the initial closing date of the Partnership and was entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. The Partnership incurred, during the years ended December 31, 1998, 1997, and 1996, $251,199, $411,179 and $559,571, respectively, for such management fees. For the years ended December 31, 1998, 1997, and 1996, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net
Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Net Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.

* The Managing General Partner was reimbursed by the Partnership for administrative expenses incurred by the Managing General Partner on behalf of the Partnership. Such reimbursements were $99,055, $90,476, and $176,256 for the years ended December 31, 1998, 1997, and 1996, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

Each of the Independent General Partners received a quarterly fee of $.24 per unit for the first 25,000 units and $.12 per unit for all units in excess of 25,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts totaled $49,283 in 1998 and $65,710 in 1997 and 1996 and are included in general and administrative expenses in the accompanying statements of operations.

The Trustee receives a monthly fee of $6,000 for services performed in connection with the liquidation of the Partnership. Such fees totaled $18,000 in 1998 and are included in general and administrative expenses in the accompanying statements of operations. Additionally, the Trustee receives $4,000 monthly as reimbursement for administrative personnel. All other expenses incurred by the Trustee shall be charged to the Partnership as they occur.


(4)  Investments

The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities, and partners' equity at quoted market or fair value, as determined in good faith by the Trustee at December 31, 1998 and the Managing General Partner and approved by the Independent General Partners at December 31, 1997.

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

The Partnership Agreement and the original offering document specify that securities held by the Partnership shall be valued as follows:

* The Managing General Partner will, on a quarterly basis, prepare a valuation of the Partnership assets, including the investment portfolio and any other investments.

* For securities that are publicly traded and for which quotations are available, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

* Initially the investments will be primarily in nonpublicly-traded convertible debentures, and in other instances the Partnership will hold restricted securities. Therefore, market quotations will not always be available for investment valuation. In such cases, the securities will be valued by the Managing General Partner at estimated fair value pursuant to the following standards:

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

* The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value. In the event that the Independent General Partners do not agree with the valuations established by the Managing General Partner, they may retain independent firms to review the Managing General Partner's methodology of valuation or to conduct a valuation, and such appraisal shall be binding on the Partnership.

Upon commencement of liquidation, the Trustee is responsible for determining fair value in a manner similar to the process detailed above.

As of December 31, 1998 and 1997, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Trustee at December 31, 1998 and the Managing General Partner and approved by the Independent General Partners at December 31, 1997, of $6,568,982 and $12,829,070, respectively. Such values were determined using the methodology noted above. The valuation methods specifically include the following.

*  Original cost
*  Quoted market value
* The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock
*  Original cost less a valuation reserve for  collectibility concerns

The financial statements include investments valued at $6,568,982 (83% of total assets) and $12,829,070 (88% of total assets) as of December 31, 1998 and 1997, respectively, whose values have been estimated by the Trustee at December 31, 1998 and by the Managing General Partner and approved by the Independent General Partners at December 31, 1997, in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

As of December 31, 1998 and 1997, the net unrealized depreciation associated with investments held by the Partnership was ($15,038,616) and ($9,951,203), respectively.


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

All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1997, and 1996, the net unrealized appreciation or depreciation was allocated 99% to the Limited Partners. If the investments in convertible debentures had been disposed of at their estimated fair values, as determined by the Managing General Partner and approved by the Independent General Partners, there would have been no additional allocation to the Managing General Partner under the terms of the Partnership Agreement and Investment Advisory Agreement.

In 1998 upon commencement of liquidation and withdrawal of the Managing General Partner, the General Partner's deficit balance was reallocated to the Limited Partners pursuant to the terms of the Partnership Agreement.

Distributions to the Limited Partners were made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1996, the distributions to the limited partners were discontinued. As the Partnership's investments were liquidated or other cash resources were obtained, the Partnership reinstated such payments in whole or in part during 1997 and 1998 based upon Capital Transactions and the cash resources available. In addition, the Managing General Partner had the discretion to discontinue payment of the management fees or expense reimbursements if cash resources were further limited.

Upon commencement of liquidation, distributions are made at the discretion of the Trustee.
41