Form 10-Q
period 1999-03-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1999-05-14
CIK 871867

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              _________

                              FORM 10-Q
                              _________


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934:

         For quarterly period ended March 31, 1999

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934:

       For the transition period from ___________ to _______________

                   Commission File Number:   038593


            RENAISSANCE CAPITAL PARTNERS II, LTD.
____________________________________________________________________________
     (Exact name of registrant as specified in its charter)

            Texas                                        75-2407159
____________________________________________________________________________
(State or other jurisdiction	                       (IRS Employer ID No.)
of incorporation or organization)

10751 Mapleridge Drive, Dallas, Texas                             75238
____________________________________________________________________________
(Address of principal executive offices)                        (Zip code)

                        (214) 341-5033
____________________________________________________________________________
        (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

                     PART I.   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


               RENAISSANCE CAPITAL PARTNERS II, LTD.

                 STATEMENTS OF ASSETS, LIABILITIES,
                       AND PARTNERS' EQUITY
                         (Unaudited)

                               Assets

                                                December 31,        March 31,
                                                   1998               1999
                                                _________          _________
Cash and cash equivalents                     $ 1,239,015       $    849,423
Investments at fair value,
  cost of $21,607,598 and $8,407,390 at
 December 31, 1998 and March 31, 1999,
             respectively                       6,568,982          7,729,936
Interest receivable                               103,022              5,260
Other Assets                                        6,396             10,264
                                              ___________        ___________
         Total Assets                         $ 7,917,415        $ 8,594,883
                                              ===========        ===========

                     Liabilities and Partners' Equity
Liabilities:
  Accounts payable                          $      41,587      $      60,077
  Accounts payable - related parties               37,596              7,661
                                              ___________        ___________
     Total liabilities                             79,183             67,738
                                              ___________        ___________

Partners' equity:
  General Partner                                     -0-                -0-
  Limited Partners (43,254.01 units at
    December 31, 1998 and 43,254.01
       units at March 31, 1999)                 7,838,232          8,527,145
                                              ___________        ___________


      Total partners' equity                    7,838,232          8,527,145
                                              ___________        ___________
                                              $ 7,917,415        $ 8,594,883
                                              ===========        ===========


Limited partners' equity per
   limited partnership unit                          $181               $199
                                                     ====               ====

[FN]
See accompanying notes to financial statements.

                  RENAISSANCE CAPITAL PARTNERS II, LTD.
                       STATEMENTS OF OPERATIONS

                            (Unaudited)

                                                 Three Months Ended March 31,
                                                      1998             1999
                                                 ___________       ___________
Income:

  Interest                                       $   102,350    $     217,232
  Dividends                                            6,732            8,194
  Other Income                                           -0-           28,559
                                                 ___________    _____________
    Total Income                                     109,082          253,985
                                                 ___________    _____________
Expenses:
  Operating expenses                                  80,727          135,020
  Management fees                                    114,951           18,000
                                                 ___________    _____________
    Total expenses                                   195,678          153,020
                                                 ___________    _____________
    Net income (loss) from operations               (86,596)          100,965

Net realized gain (loss) on investments            9,951,204          (7,316)

Net unrealized gain (loss) on investments        (1,476,238)          595,264
                                                ____________    _____________

    Net income                                  $  8,388,370    $     688,913
                                                ============    =============

    Net income (loss) per limited partnership
    unit                                           $ 191.77           $ 15.93

    Weighted average limited
    partnership units                              43,741.83        43,254.01








[FN]
See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS II, LTD.

               STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

         Three Months Ended March 31, 1998 and March 31, 1999


                                 (Unaudited)

                                            General     Limited
                                            Partner     Partners    Total
                                           ________     ________   ________

Balance at December 31, 1998                     -0-  $7,838,232  $7,838,232


Net income                                       -0-     688,913     688,913

                                          __________  __________  __________
Balance at March 31, 1999                        -0-  $8,527,145  $8,527,145
                                          ==========  ==========  ==========



[FN]
See accompanying notes to financial statements.


                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                        STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                               Three Months Ended March 31,
                                                     1998           1999
                                                  _________      _________
Cash flows from operating activities:
  Net income                                   $  8,388,370 $      688,913
  Adjustments to reconcile net income
       to net cash flows from
       operating activities:
    Net realized and unrealized (gain) loss
          on investments                        (8,474,966)      (587,947)
    Increase in short term investments              (2,299)           -0-
    Decrease (Increase) in accounts receivable     (62,699)      (176,614)
    Increase (Decrease) in accounts payable         140,337       (11,445)
                                               ____________  _____________
      Net cash provided by (used in)
       operating activities                        (11,257)       (87,093)
                                               ____________  _____________
Cash flows from investing activities:
  Repayment of principal on investments                 -0-          1,675
  Purchase of investments                         (649,748)      (300,306)
  Increase in other assets                              -0-        (3,868)
                                               ____________  _____________
      Net cash provided by (used in)
         investing activities                     (649,748)      (302,499)
                                               ____________  _____________
        Net decrease in cash                      (661,005)      (389,592)

Cash and cash equivalents at the beginning
  of the period                                     755,755     1,239,015
                                             --------------  ------------

Cash and cash equivalents at the end
  of the period                             $        94,750  $    849,423
                                            ===============  ============



Noncash investing transactions:

     During 1999, $274,376 of interest receivable was capitalized to common stock.

     In the first quarter of 1999, the Partnership exercised its right to convert a debenture in the principal amount of $2,074,081 to 4,600,507 shares of common stock of Tutogen Medical, Inc.


[FN]
See accompanying notes to financial statements.

                  RENAISSANCE CAPITAL PARTNERS II, LTD.
                     NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999
                           (Unaudited)

1.  Organization and Business Purpose

Renaissance Capital Partners II, Ltd. ( the "Partnership"), a Texas limited partnership, was formed on January 14, 1991. The Partnership sought to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt securities of small to medium size public companies.

The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidating of all its investments, but no later than eight years from the final closing of the sale of units, subject to the right of the Independent General Partners to extend the term for up to two additional one-year periods if they determine that such extension is in the best interest of the Partnership. The Independent General Partners and the Managing General Partner agreed to begin the liquidation of the Partnership in 1998. Effective October 1, 1998, Renaissance Group, Inc. ("Renaissance Group") withdrew as Managing General Partner of the Partnership. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner.

2.  Summary of Significant Accounting Policies

(a)  Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the periods ended March 31, 1999 and 1998.

(b) Federal Income Taxes
No provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

(c) Net Income (Loss) Per Limited Partnership Unit
Net income (loss) per limited partnership unit is based on the weighted average of the limited partnership units outstanding during the period and net income (loss) allocated to the limited partners.

(d) Management Estimates
The financial statements have been prepared in conformity with generally accepted accounting principle. The preparation of the accompanying financial statements requires estimates and assumptions made by the Liquidation Trustee of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners equity and income and expenses for the period presented. Actual results could differ significantly from those estimates.

(e) Interest Income
Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that period is reduced to reflect the estimated interest expected to be collected during the period.

(f) Financial Instruments
In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

3.  Basis of Presentation

The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim period have been made.

4.  Management Agreement and Fees

Renaissance Group withdrew as Managing General Partner effective October 1, 1998. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. Fees paid to the Liquidation Trustee during the three months ended March 31, 1999, were $18,000.

At March 31, 1999, the Partnership owed Renaissance Group $7,661 for labor fees and expenses.

5.  Partnership Agreement

Pursuant to the terms of the Limited Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, will be allocated 1% to Renaissance Group (the former Managing General Partner) and 99% to the Limited Partners. All items of gain of the Partnership resulting from Capital Transactions shall be allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance Group and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance Group and 99% to the Limited Partners.

The above allocations resulted in the capital account of Renaissance Group having a deficit balance of $197,969 at the time of the appointment of the Liquidation Trustee. This appointment caused the end of Renaissance Group's year as it relates to the Partnership's income and expense and the deficit balance was allocated to the other partners in accordance with Section 4.8 of the Limited Partnership Agreement.

6.  Investments

Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the Liquidation Trustee.

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

The Liquidation Trustee will be responsible for determining fair value.

The financial statements include investments valued at $6,568,982 (83% of total assets) and $7,729,936 (90% of total assets) as of December 31, 1998 and March 31, 1999, respectively, whose values have been estimated by the Liquidation Trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.

                        INVESTMENT VALUATION SUMMARY

                                                       CONVERSION OR   FAIR
                                              COST      FACE VALUE     VALUE

Coded Communications Corporation
Promissory Note                             $  311,060   $ 311,060  $ 311,060

Consolidated Healthcare Associates, Inc.
Promissory Note                                 96,745      96,745     96,745

Tutogen Medical, Inc.
Convertible Debentures                         500,000     500,000    500,000
Common Stock                                 7,499,585   6,822,131  6,822,131
                                            __________  __________ __________
                                            $8,407,390  $7,729,936 $7,729,936
                                            ==========  ========== ==========

[FN]
The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses.
Publicly traded securities, or securities that are convertible into publicly-traded securities, are values at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

                       RENAISSANCE CAPITAL PARTNERS II, LTD.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition

For the first quarter ended March 31, 1999, total Partners' Equity increased $688,913 due primarily to the conversion of the Tutogen Medical, Inc., Debenture 1 for 4,749,841 shares of common stock at $0.469 per share with a subsequent valuation of $1.1875 per share.

The following portfolio transactions are noted for the quarter ended March 31, 1999 (portfolio companies are herein referred to as the "Company"):

Coded Communications Corp. In the fourth quarter of 1998, Coded Communications Corp. ("Coded") filed for bankruptcy in Chapter 11 proceedings in Delaware. That was converted to Chapter 7 status in the first quarter of 1999. The Trustee has taken legal action to try to protect the Partnership's secured position on the $311,060 Promissory Note and recover from the assets of the Estate.

Consolidated HealthCare Associates, Inc. In the first quarter, the Partnership received $8,054 on Notes owed to Consolidated HealthCare Associates, Inc. ("CHCA") whose payments have been assigned to the Partnership by CHCA.

Tutogen Medical, Inc. In the first quarter, the Partnership became the majority shareholder of Tutogen Medical, Inc. ("Tutogen") pursuant to a series of transactions involving the recapitalization of Tutogen. These transactions included the conversion of a Tutogen debenture, the amendment of stock purchase warrants held by the Partnership and the issuance of additional common stock of Tutogen to the Partnership in exchange for assets of the Partnership. Effective January 31, 1999, the Partnership and Tutogen entered into several inter-related transactions, as follows: (i) the Partnership exercised its right to convert the outstanding principal, accrued interest and accrued expenses on a convertible debenture in the principal amount of $2,074,081 in accordance with the terms of the debenture, resulting in the issuance to the Partnership of 4,600,507 shares and, as additional consideration for the agreement to convert the debenture, Tutogen issued to the Partnership an additional 149,334 shares; (ii) warrants held by the Partnership to purchase 1,353,957 shares were amended with an exercise price of $1.25 per share if the warrants are exercised prior to June 30, 2000. If not so exercised, prices will revert to the original exercise prices of the warrants of $2.50 and $2.60 per share; and (iii) the Partnership acquired 300,000 shares, together with warrants to purchase an additional 300,000 shares at an exercise price of $1.50 per share, in exchange for $300,000 cash.

As of March 31, 1999, the Partnership is the beneficial owner of 8,169,277 shares, representing approximately 62.4% of the outstanding shares of the Company (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants and upon conversion of a debenture owned by the Partnership; all of the warrants and the debenture are presently convertible or exercisable).

As of April 13, 1999, the Company paid its interest obligation on the $500,000 Debenture through March 31, 1999.

                     RENAISSANCE CAPITAL PARTNERS II, LTD.

1. Material Changes in Operations

The Partnership currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended March 31, 1999, the Partnership recorded net income of $688,913, which was primarily attributed to a valuation change in the new Tutogen Medical, Inc. common stock issued in connection with the conversion of the convertible debenture. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.
Portfolio investments still held as Debentures require interest payments generally on either a monthly or quarterly basis. At March 31, 1999, the following Companies are in arrears on interest payments: Tutogen Medical, Inc. is in arrears on interest payments owed to the Partnership in the amount of $3,822. Subsequent to March 31, 1999, Tutogen Medical, Inc. paid its interest obligation through the first quarter of 1999.

                          PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                       RENAISSANCE CAPITAL PARTNERS II, LTD.



March 14, 1999                        By:   ______/s/_____________
                                            Thomas W. Pauken
                                            Liquidation Trustee