Form 10-Q
period 1999-06-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1999-08-10
CIK 871867

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
_____________________________________________________________________________

                           FORM 10-Q
_____________________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

            For quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from  ______________ to _______________


                Commission File Number:   038593

_____________________________________________________________________________

             RENAISSANCE CAPITAL PARTNERS II, LTD.
_____________________________________________________________________________
     (Exact name of registrant as specified in its charter)

Texas                                                              75-2407159
_____________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)


5646 Milton Street, Suite 900, Dallas, Texas                       75206
_____________________________________________________________________________
(Address of principal executive offices)                         (Zip code)

                         (214) 378-9340
_____________________________________________________________________________
      (Registrant's telephone number, including area code)

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
                          (Unaudited)

                             Assets
                                                     December 31,    June 30,
                                                        1998           1999
                                                      _________    _________
Cash and cash equivalents                           $ 1,239,015  $   807,185
Investments at fair value,
  cost of $21,607,598 and $8,407,390 at
 December 31, 1998 and June 30, 1999, respectively     6,568,982   8,800,409
Interest receivable                                      103,022       3,699
Other Assets                                               6,396       7,018
                                                      _________    _________
         Total Assets                                $ 7,917,415 $ 9,618,311
                                                      ==========   =========

                Liabilities and Partners' Equity
Liabilities:
  Accounts payable                                 $      41,587 $    33,171
  Accounts payable - related parties                      37,596         -0-
                                                       _________    _________
     Total liabilities                                    79,183       33,171
                                                       _________    _________


Partners' equity:
  General Partner                                           -0-           -0-
  Limited Partners (43,254.01 units at December 31, 1998
  and 43,254.01 units at June 30, 1999)                7,838,232   9,585,140
                                                       _________    _________

      Total partners' equity                           7,838,232    9,585,140
                                                       _________    _________
                                                     $ 7,917,415  $ 9,618,311
                                                       =========    =========


Limited partners' equity per limited partnership unit      $181        $222

[FN]
See accompanying notes to financial statements.

              RENAISSANCE CAPITAL PARTNERS II, LTD.

                    STATEMENTS OF OPERATIONS

                           (Unaudited)

                        Three Months Ended June 30,  Six Months Ended June 30,
                            1998          1999          1998           1999
                          ________       ________      ________      ________
Income:
  Interest            $     98,820   $     15,461    $  201,170    $  232,693
  Dividends                    -0-          8,237         6,732        16,431
  Other Income                 -0-         14,053           -0-        42,612
                           _______        _______       _______       _______
    Total Income            98,820         37,751       207,902       291,736
                           _______        _______       _______       _______

Expenses:
  Operating expenses        82,185         38,935       162,912       173,954
  Management fees           81,467         18,000       196,418        36,000
                           _______        _______       _______       _______
    Total expenses         163,652         56,935       359,330       209,954
                           _______        _______       _______       _______

    Net income (loss) from
     operations            (64,832)       (19,183)     (151,428)       81,782

    Net realized and
     unrealized gain
     (loss) on
     investments        (6,571,996)      1,077,179    1,902,970      1,665,126
                           _______        _______       _______       _______
    Net income          $ 6,636,828    $ 1,057,996 $  1,751,542  $   1,746,908
                           _______        _______       _______       _______
    Net income (loss)
     per limited
     partnership
     unit             $    (151.90)   $     24.46  $     40.07 $       40.38
                           _______        _______       _______       _______
    Weighted average
    limited
    partnership units     43,692.09      43,254.01     43,712.05     43,254.01
                           _______        _______       _______       _______


[FN]
See accompanying notes to financial statements.

              RENAISSANCE CAPITAL PARTNERS II, LTD.

            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 Six Months Ended June 30, 1999


                           (Unaudited)

                                        General      Limited
                                        Partner      Partners    Total

Balance at December 31, 1998              -0-     $ 7,838,232 $ 7,838,232


Net income                                -0-       1,746,908   1,746,908

                                     __________   __________   __________
Balance at June 30, 1999                  -0-     $ 9,585,140 $ 9,585,140
                                     ==========   ==========   ==========

[FN]
See accompanying notes to financial statements.

              RENAISSANCE CAPITAL PARTNERS II, LTD.

                    STATEMENTS OF CASH FLOWS

                           (Unaudited)

                        Three Months Ended June 30,  Six Months Ended June 30,
                            1998          1999          1998           1999
                          ________       ________      ________      ________

Cash flows from operating
    activities:

  Net income (loss)     (6,636,828)     1,057,996     1,751,542     1,746,908

  Adjustments to
  reconcile netincome to
  net cash flows from
  operating activities:

    Net realized and
    unrealized(gain)loss
        on investments    6,571,996    (1,077,179)  (1,902,970)    (1,665,126)
    Decrease (Increase)
       in accounts
         receivable        (75,203)          1,561    (137,902)      (175,053)
    Increase (Decrease)
     in accounts
      payable             (165,376)       (34,565)     (25,201)       (46,010)
                          ________         ________    ________      ________

      Net cash provided by
      (used in) operating
         activities      (305,411)         (52,187)   (314,351)      (139,280)
                          ________         ________    ________      ________

Cash flows from investing
 activities:

  Repayment of principal
     on investments          -0-              6,704       -0-           8,379
  Purchase of
     investments             -0-                -0-   (652,065)      (300,306)
  Proceeds from sale
     of investments       388,216               -0-     388,126           -0-
  Decrease (Increase)
     in other assets         -0-              3,245         -0-          (623)
                          ________         ________    ________      ________
      Net cash provided by
       (used in) investing
       activities          388,126            9,949    (263,939)     (292,550)
                          ________         ________    ________      ________

Cash flows from
  financing activities:

   Limited partner
    withdrawal            (26,443)             -0-      (26,443)          -0-
                          ________         ________    ________      ________
       Net cash from
       financing
       activities         (26,443)             -0-      (26,443)          -0-
                          ________         ________    ________      ________
        Net increase
        (decrease)
        in cash            56,272          (42,238)    (604,733)    (431,830)

Cash and cash equivalents
at the beginning of
the period                 94,750           849,423     755,755      1,239,015
                          ________         ________    ________      ________
Cash and cash
equivalents
at the end of
the period         $      151,022      $    807,185   $  151,022  $   807,185
                          ========          =======      =======      ========


[FN]
Noncash investing transactions:

     During 1999, $274,376 of interest receivable was capitalized to investment in common stock.

     In the first quarter of 1999, the Partnership exercised its right to convert a debenture in the principal amount of $2,074,081 to 4,600,507 shares of common stock of Tutogen Medical, Inc.

[FN]
See accompanying notes to financial statements.

              RENAISSANCE CAPITAL PARTNERS II, LTD.
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999
                           (Unaudited)

1.  Organization and Business Purpose

Renaissance Capital Partners II, Ltd. ( the "Partnership"), a Texas limited partnership, was formed on January 14, 1991. The Partnership sought to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt securities of small to medium size public companies.

The Partnership elected to be treated as a business development company under the
Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its investments, but no later than eight years from the final closing of the sale of units, which was March 31, 1993, subject to the right of the Independent General Partners to extend the term for up to two additional one-year periods if they determine that such extension is in the best interest of the Partnership. The Independent General Partners and the Managing General Partner agreed to begin the liquidation of the Partnership in 1998. Effective October 1, 1998, Renaissance Group, Inc. ("Renaissance Group") withdrew as Managing General Partner of the Partnership. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner.

2.  Summary of Significant Accounting Policies

(a)  Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the periods ended June 30, 1999 and 1998.

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

(d)  Management Estimates
The financial statements have been prepared in conformity with generally accepted accounting principle. The preparation of the accompanying financial statements requires estimates and assumptions made by the Liquidation Trustee of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partner's equity and income and expenses for the period presented. Actual results could differ significantly from those estimates.

(e)  Interest Income
Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that period is reduced to reflect the estimated interest expected to be collected during the period.

              RENAISSANCE CAPITAL PARTNERS II, LTD.
            NOTES TO FINANCIAL STATEMENTS (continued)
                          June 30, 1999
                           (Unaudited)

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

4.  Management Agreement and Fees

Renaissance Group withdrew as Managing General Partner effective October 1, 1998. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. Fees paid to the Liquidation Trustee during the three months ended June 30, 1999, were $18,000.

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

              RENAISSANCE CAPITAL PARTNERS II, LTD.
            NOTES TO FINANCIAL STATEMENTS (continued)
                          June 30, 1999
                           (Unaudited)

6.  Investments (continued)
Generally debt securities will be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized.

The Liquidation Trustee will be responsible for determining fair value.

The financial statements include investments valued at $6,568,982 (83% of total assets) and $8,800,409 (92% of total assets) as of December 31, 1998 and June 30, 1999, respectively, whose values have been estimated by the Liquidation Trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.

                  INVESTMENT VALUATION SUMMARY

                                                 CONVERSION OR    FAIR
                                        COST      FACE VALUE      VALUE

Coded Communications Corporation
Promissory Note                     $  311,060    $  311,060   $  311,060

Consolidated Healthcare Associates, Inc.
Promissory Note                         96,745        90,041       90,041

Tutogen Medical, Inc.
Convertible Debentures                 500,000       500,000      500,000
Common Stock                         7,499,585     7,899,308    7,899,308
                                    __________     _________    _________

                                   $ 8,407,390  $  8,800,409 $  8,800,409
                                    ==========     =========    =========

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


              RENAISSANCE CAPITAL PARTNERS II, LTD.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  Material Changes in Financial Condition

For the second quarter ended June 30, 1999, total Partners' Equity increased $1,057,995 due primarily to the increase in valuation of common stock of Tutogen Medical, Inc. with a value of $1.375 per share.

The following portfolio transactions are noted for the quarter ended June 30, 1999, (portfolio companies are herein referred to as the "Company"):

Coded Communications Corp. In the fourth quarter of 1998, Coded Communications Corp. ("Coded") filed for bankruptcy in Chapter 11 proceedings in Delaware.
That
was converted to Chapter 7 status in the first quarter of 1999. The Trustee has taken legal action to try to protect the Partnership's secured position on the $311,060 Promissory Note and recover from the assets of the Estate. Subsequent to June 30, 1999, the Trustee received gross proceeds of $385,000 from the Estate of Coded, of which the Trustee anticipates that more than $311,060 will be realized for the Partnership.

Consolidated HealthCare Associates, Inc. In the second quarter, the Partnership received $12,067 on Notes owed to Consolidated HealthCare Associates, Inc. ("CHCA") whose payments have been assigned to the Partnership by CHCA.

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

As of June 30, 1999, the Partnership is the beneficial owner of 8,169,277 shares, representing approximately 62.4% of the outstanding shares of the Company
(including, for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants and upon conversion of a debenture owned by the Partnership; all of the warrants and the debenture are presently convertible or exercisable).

As of July 20, 1999, the Company paid its interest obligation on the $500,000 Debenture through June 30, 1999.

2.  Material Changes in Operations

The Partnership currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

              RENAISSANCE CAPITAL PARTNERS II, LTD.

For the quarter ended June 30, 1999, the Partnership recorded net income of $1,057,996, which was primarily attributed to a valuation change in the Tutogen Medical, Inc. common stock issued in connection with the conversion of the convertible debenture. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.

Portfolio investments still held as Debentures require interest payments generally on either a monthly or quarterly basis. At June 30, 1999, the following Companies are in arrears on interest payments: Tutogen Medical, Inc. is in arrears on interest payments owed to the Partnership in the amount of $3,699. Subsequent to June 30, 1999, Tutogen Medical, Inc. paid its interest obligation through the second quarter of 1999.


                  PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                    RENAISSANCE CAPITAL PARTNERS II, LTD.



August 10, 1999                      By:   _______/s/________
                                          Thomas W. Pauken
                                          Liquidation Trustee