Form 10-Q
period 1999-09-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 1999-11-12
CIK 871867

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

               For quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from  ______________ to _______________

                     Commission File Number:   038593


                   RENAISSANCE CAPITAL PARTNERS II, LTD.
       (Exact name of registrant as specified in its charter)

     Texas                                                  75-2407159
 (State or other jurisdiction                           (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 900, Dallas, Texas                     75206
 (Address of principal executive offices)                   (Zip code)

                               (214) 378-9340
        (Registrant's telephone number, including area code)

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
                                    (Unaudited)

Assets

                                                  December 31,  September 30,
                                                     1998            1999
                                                  _________       _________
Cash and cash equivalents                       $ 1,239,015     $ 1,116,478
Investments at fair value,
  cost of $21,607,598 and $8,084,372 at
 December 31, 1998 and September 30, 1999,
                  Respectively                    6,568,982       5,970,680
Interest receivable                                 103,022           4,512
Other Assets                                          6,396          43,021
                                                  _________       _________
         Total Assets                           $ 7,917,415     $ 7,134,691
                                                  =========       =========

Liabilities and Partners' Equity
Liabilities:
  Accounts payable                            $      41,587   $      22,880
  Accounts payable - related parties                 37,596             -0-
  Accrued Expenses                                      -0-          50,000
                                                  _________       _________
     Total liabilities                               79,183          72,880
                                                  _________       _________

Partners' equity:
  General Partner                                       -0-             -0-
  Limited Partners (43,254.01 units at
    December 31, 1998 and 43,254.01 units
                      at September 30, 1999)      7,838,232       7,061,811
                                                  _________       _________

      Total partners' equity                      7,838,232       7,061,811
                                                  _________       _________
                                                $ 7,917,415     $ 7,134,691
                                                  =========       =========

Limited partners' equity per limited
   partnership unit                                    $181            $163
                                                       ====            ====

[FN]
See accompanying notes to financial statements.

                        RENAISSANCE CAPITAL PARTNERS II, LTD.

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)

                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                          1998        1999             1998        1999
                        ________    ________         ________    ________
Income:

  Interest           $   113,291   $  17,028      $   314,460 $   249,721
  Dividends                  -0-       7,890            6,732      24,321
  Other Income               -0-      23,940              -0-      66,552
                       _________   _________        _________   _________

    Total Income         113,291      48,858          321,192     340,594
                       _________   _________        _________   _________

Expenses:
  Operating expenses	     47,529      40,711          210,440     214,725
  Management fees	        54,781      18,000          251,199      54,000
                       _________   _________        _________   _________

    Total expenses       102,310      58,771          461,639     268,725
                       _________   _________        _________   _________

    Net income (loss)
       from operations	  10,981      (9,913)        (140,447)     71,869

Net realized and
unrealized gain (loss)
on investments       (5,321,510)  (2,513,416)      (3,418,540)	 (848,290)
                       _________   _________        _________   _________

    Net
     income (loss)  $(5,310,529) $(2,523,329)     $(3,558,987) $(776,421)
                       =========   =========        =========   =========
    Net income (loss)
     per limited
     partnership unit  $(122.78)     $(58.34)         $(82.22)   $(17.95)
                        ========      ======           ======     ======
    Weighted average
    limited
    partnership units  43,254.01    43,254.01        43,284.57  43,254.01
                       =========    =========        =========  =========

[FN]
See accompanying notes to financial statements.

                             RENAISSANCE CAPITAL PARTNERS II, LTD.

                           STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                              Six Months Ended September 30, 1999


                                           (Unaudited)

                                         General     Limited
                                         Partner     Partners     Total
                                        _________   _________   _________
Balance at December 31, 1998                  -0- $ 7,838,232 $ 7,838,232

Net income (loss)                             -0-   (776,421)   (776,421)
                                        _________   _________   _________

Balance at September 30, 1999                 -0- $ 7,061,811 $ 7,061,811
                                        =========   =========   =========

[FN]
See accompanying notes to financial statements.

                          RENAISSANCE CAPITAL PARTNERS II, LTD.

                               STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                Nine Months Ended Sept. 30,
                                                    1998            1999
                                                   ___________   ___________
Cash flows from operating activities:
  Net income (loss)                               $(3,558,987)    $(776,421)
  Adjustments to reconcile net income
  to net cash flows from operating activities:
    Net realized and unrealized (gain)
        loss on investments                          3,418,540       848,290
    Decrease (Increase) in accounts receivable       (177,107)        98,511
    Increase (Decrease) in accounts payable           (63,293)      (56,303)
    Increase (Decrease) in Accrued Expenses               -0-         50,000
                                                   ___________   ___________
Net cash provided by (used in)
            operating activities                     (380,847)       164,077
                                                   ___________   ___________
Cash flows from investing activities:
  Repayment of principal on investments                   -0-        324,693
  Purchase of investments                          (1,161,538)     (574,681)
  Proceeds from sale of investments                  1,062,902           -0-
  Decrease (Increase) in other assets                      -0-      (36,626)
                                                   ___________   ___________
      Net cash provided by (used in)
          investing activities                        (98,636)     (286,614)
                                                   ___________   ___________
Cash flows from financing activities:
   Limited partner withdrawal                         (26,443)          -0-
                                                   ___________   ___________
       Net cash from financing activities             (26,443)          -0-
                                                   ___________   ___________
        Net increase (decrease) in cash              (505,926)     (122,537)

Cash and cash equivalents at the beginning
    of the period                                      755,755     1,239,015
                                                   ___________   ___________
Cash and cash equivalents at the end of
    the period                                     $   249,829   $ 1,116,478
                                                   ===========   ===========

Noncash investing transactions:

     During 1999, $274,376 of interest receivable was capitalized to investment in common stock.

     In the first quarter of 1999, the Partnership exercised its right to convert a debenture in the principal amount of $2,074,081 to 4,600,507 shares of common stock of Tutogen Medical, Inc.

[FN]
See accompanying notes to financial statements.

                        RENAISSANCE CAPITAL PARTNERS II, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1999
                                     (Unaudited)

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

2. Summary of Significant Accounting Policies

a. Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of six months or less. The Partnership paid no interest for the periods ended September 30, 1999 and 1998.

b. Federal Income Taxes
No provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

c. Net Income (Loss) Per Limited Partnership Unit
Net income (loss) per limited partnership unit is based on the weighted average of the limited partnership units outstanding during the period and net income (loss) allocated to the limited partners.

d. Management Estimates
The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by the Liquidation Trustee of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period presented. Actual results could differ significantly from those estimates.

e. Interest Income
Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that period is reduced to reflect the estimated interest expected to be collected during the period.

                       RENAISSANCE CAPITAL PARTNERS II, LTD.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                September 30, 1999
                                   (Unaudited)

f. Financial Instruments
In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.


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


4. Management Agreement and Fees

Renaissance Group withdrew as Managing General Partner effective October 1, 1998. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. Fees paid to the Liquidation Trustee during the three months ended September 30, 1999, were $18,000.


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

                         RENAISSANCE CAPITAL PARTNERS II, LTD.
                       NOTES TO FINANCIAL STATEMENTS (continued)
                                 September 30, 1999
                                     (Unaudited)

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

The financial statements include investments valued at $6,568,982 (83% of total assets) and $5,970,680 (84% of total assets) as of December 31, 1998 and September 30, 1999, respectively, whose values have been estimated by the Liquidation Trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.


                            INVESTMENT VALUATION SUMMARY

                                       CONVERSION OR     FAIR
                                            COST      FACE VALUE   VALUE


Consolidated Healthcare Associates, Inc.
Promissory Note                             84,787      84,787      84,787

Tutogen Medical, Inc.
Convertible Debentures	                    500,000     500,000     500,000
Common Stock                             7,499,585   5,385,893   5,385,893
                                        __________  __________  __________

                                        $8,084,372  $5,970,680  $5,970,680
                                        ==========  ==========  ==========

[FN]
The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, is based on fair values less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly-traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

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

1.  Material Changes in Financial Condition

  For the third quarter ended September 30, 1999, total Partners' Equity decreased $2,523,329 due primarily to the decrease in valuation of common stock of Tutogen Medical, Inc. with a value of $0.9375 per share.

  The following portfolio transactions are noted for the quarter ended September 30, 1999 (portfolio companies are herein referred to as the "Company"):

  CODED COMMUNICATIONS CORP. In the fourth quarter of 1998, Coded Communications Corp. ("Coded") filed for bankruptcy in Chapter 11 proceedings in Delaware, and was converted to Chapter 7 status in the first quarter of 1999. The Trustee has taken legal action to try to protect the Partnership's secured position on the $311,060 Promissory Note and recover from the assets of the Estate. In the third quarter ended September 30, 1999, the Partnership received proceeds of $385,000 from the Estate of Coded for payment in full of a Promissory Note. In the third quarter of 1999, the Partnership accrued expenses of $50,000 to cover anticipated legal fees.

  CONSOLIDATED HEALTHCARE ASSOCIATES, INC. In the third quarter, the Partnership received proceeds of $7,240 related to Promissory Notes whose payments have been assigned to the Partnership by Consolidated HealthCare Associates, Inc.

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

  As of September 30, 1999, the Partnership is the beneficial owner of 8,169,277 shares, representing approximately 62.4% of the outstanding shares of the Company (including for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants and upon conversion of a debenture owned by the Partnership; all of the warrants and the debenture are presently convertible or exercisable).

                          RENAISSANCE CAPITAL PARTNERS II, LTD.

  As of October 5, 1999, the Company paid its interest obligation on the $500,000 Debenture through September 30, 1999.


2.  Material Changes in Operations

  The Partnership currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended September 30, 1999, the Partnership recorded net loss of $2,523,329, which was primarily attributed to a valuation change in the Tutogen Medical, Inc. common stock issued in connection with the conversion of the convertible debenture attributable to a decrease in the market price of the stock. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.



                           PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                     RENAISSANCE CAPITAL PARTNERS II, LTD.



November 11, 1999	                   By:  ____/S/________________________
                                          Thomas W. Pauken
                                          Liquidation Trustee