Form 10-K
period 1999-12-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 2000-03-24
CIK 871867

________________________________________________________

                     Securities and Exchange Commission
                            Washington, DC 20549
            ________________________________________________________

                                   FORM  10-K

MARK ONE:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1999; or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                       Commission File No. 0-38593

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
           (Exact name of registrant as specified in its charter)

           TEXAS                                               75-2407159
(State of incorporation or organization)                    (I.R.S. Employer
                                                          Identification No.)

      5646 MILTON STREET, SUITE 900
           DALLAS, TEXAS                                             75206
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:   (214) 378-9340

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                 on which registered
      NONE                                                 NONE

            Securities Registered Pursuant to Section 12(g) of the Act:

                              LIMITED PARTNERSHIP INTERESTS
                               SUBSCRIPTION UNITS OF $1000
                                    (Title of class)

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

State the aggregate market value of the voting stock held by non affiliates of the registrant:

As of December 31, 1999, there were 43,254 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $1,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1999, was $16,645,209. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1999, was $57,391.


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

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Renaissance Capital Partners II, Ltd. (sometimes referred to as the "Registrant" or the "Partnership") is a Texas limited partnership, (organized as of January 14, 1991, with commencement of operations on January 6, 1992), that has elected to operate as a business development company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On January 23, 1991, the Partnership filed a registration statement on Form N-2 for the sale of up to 50,000 Limited Partnership Units at an offering price of $1,000 per Unit. The Partnership continued the offering until March 31, 1993, at which time the offering was closed.

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

On January 6, 1992, the minimum offering requirements had been met and the first closing of sale of Units occurred in the amount of $2,808,000. Following the initial closing, the Partnership commenced carrying forward its plan of business operations. The Partnership directed its investment efforts to small and medium sized Portfolio Companies.

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

Pursuant to the provisions of the Partnership Agreement, the Trustee commenced to wind up the affairs of the Partnership and to liquidate its assets. The Trustee has full right and unlimited discretion to determine the time required and used for liquidation, including sale of assets, distribution of assets in kind, and exchange of assets for other assets for the purpose of obtaining, in its opinion, fair value for such assets, having due regard to the activity and condition of the relevant matters of general financial and economic conditions. To the extent that such assets cannot be liquidated, the Trustee, subject to the Securities Act and the 1940 Act, may effectuate an in-kind distribution if it would be in the best interests of the Partners and if in accordance with the Prospectus. To the extent permitted by the Advisers Act, for all purposes of this Agreement, assets distributed in kind shall be deemed to have been sold for their fair market, and the proceeds of such sale shall be deemed to have been distributed as of the date of the in-kind distribution. It was the Trustee's initial objective to wind up the Partnership by the year 2001 and distribute the assets, other than the monies necessary to conclude any pending litigation (see Item 3. Legal Proceedings). However, in light of the positive developments that have taken place this year in the Tutogen Medical, Inc. ("Tutogen") investment, the Trustee believes that the distribution of all of the shares of Tutogen to the Partners in 2000 would not necessarily serve the objective of maximizing the value of the remaining assets in the Partnership (see Liquidation Policy below). The Trustee wants to ensure that the Partnership maintains its ability, through substantial stock ownership of Tutogen, to influence the affairs of the Company. The Trustee joined the Board of Directors of Tutogen in 1999 and has taken an active role in the business of the Company as the representative of the Partnership. He intends to remain on the Board in 2000. Hopefully, all of the shares or the proceeds thereof, of Tutogen can be distributed to the Partners by 2001 or sooner if Tutogen merges or is acquired by another company; however, no such transaction is pending as of the date of this report.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
While the Partnership originally had a diversified portfolio in a variety of industries, it is concentrated now in the biotech/medical products industry due to the fact that Tutogen Medical, Inc., the one remaining active company in the portfolio, is a biotech/medical products company.

NARRATIVE DESCRIPTION OF THE BUSINESS
The Partnership, as a Business Development Company under the 1940 Act, primarily made investments in convertible debentures of small and medium sized public companies. The Partnership substantially completed making new investments by 1998.

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

At December 31, 1999, the Partnership's investment assets were classified by amount as follows:

									                                                    Percentage of
Classification                             Cost          Investments (at cost)
Eligible Portfolio Companies             $8,066,598               100%

Other Portfolio Companies                   None                   0%

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

PARTNERSHIP PORTFOLIO INVESTMENTS
As of December 31, 1999, the Partnership had five (5) Portfolio investments of which one (1) was active.

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

In 1998, the Partnership received no revenues from the new business, now known as Total Choice, Inc. In 1999, the Partnership received no revenues from Total Choice, Inc. The Partnership has completely written down this investment, and the Trustee believes that, in the absence of major operational changes and the infusion of additional capital by other investors in the existing business, which is not currently expected, the Partnership is unlikely to realize any value in this investment.

TUTOGEN MEDICAL, INC. (formerly known as Biodynamics International, Inc.) Formerly known as Biodynamics International, Inc., the Company ("Tutogen") processes bio implants for neurosurgical, orthopedic, urological, reconstructive and general surgical indications, utilizing its patented Tutoplast process of tissue preservation and viral inactivation. Tutogen's products are distributed worldwide through operating subsidiaries in the U.S. and Germany and through strategic alliances with such companies as Mentor and I.O.P., Inc. Tutogen stock trades on the NASDAQ stock market under the symbol TTGN.

On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Tutogen. Subsequently, the Partnership made follow-on investments in Tutogen.

In 1998, Tutogen rolled a $500,000 Promissory Note into a convertible debenture ("Debenture 2") with the debenture being convertible into shares of common stock at $1.35 per share. Throughout fiscal year 1998 which ended September 30, 1998, Tutogen met its interest obligation on Debenture 2 and the $2,074,081 Debenture ("Debenture 1") to the Partnership by issuing shares of common stock. Thereafter, the Company began making its interest payments on Debenture 2 in cash. The company is current on its interest payments on Debenture 2.

In 1999, the Partnership became the majority shareholder of Tutogen pursuant to a series of transactions involving the recapitalization of Tutogen. These transactions included the conversion of a Tutogen debenture, the amendment of stock purchase warrants held by the Partnership and the issuance of additional common stock of Tutogen to the Partnership in exchange for assets of the Partnership. Effective January 31, 1999, the Partnership and Tutogen entered into several inter-related transactions, as follows:
(i) the Partnership exercised its right to convert the ouststanding principal, accrued interest and accrued expenses on a convertible debenture in the principal amount of $2,074,081 in accordance with the terms of the debenture, resulting in the issuance to the Partnership of 4,600,507 shares and, as additional consideration for the agreement to convert the debenture, the Company issued to the Partnership an additional 149,334 shares;
(ii) warrants held by the Partnership to purchase 1,353,957 shares were amended. These warrants previously were subject to exercise prices of $2.50 and $2.60 per share; as amended, the exercise prices of the warrants are $1.25 per share if the warrants are exercised prior to June 30, 2000. If not so exercised, the exercise prices will revert to the original exercise prices of the warrants; and (iii) the Partnership acquired 300,000 shares, together with warrants to purchase additional 300,000 shares at an exercise price of $1.50 per share, in exchange for $300,000 cash.

On December 22, 1999, the Partnership sold 9,500 shares of common stock at $3.25. The average cost of this stock was $12,401, and the net proceeds received by the Partnership for this sale is $30,300.

As of December 31, 1999, the Partnership was the beneficial owner of 8,159,777 shares, representing approximately 62.4% of the outstanding shares of the Company (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants and upon conversion of a debenture owned by the Partnership; all of the warrants and the debenture are presently convertible or exercisable).

Revenues for fiscal year 1998 was approximately $9 million, and net earnings for fiscal year 1998 were approximately $287,000.

Fiscal year 1999 was a much better year for Tutogen. Under the leadership of the new CEO, Manfred Krueger, Tutogen increased its revenues to $11.464 million and reported a net income for the year of $414,000. Particularly noteworthy were the results of the fourth quarter of fiscal year 1999 when net income was $1,024,000 or 9 cents per share, compared to net earnings of $287,000 or 5 cents per share for the same period in fiscal year 1998. In 1999, revenues were up, cash flow was positive, margins improved significantly, and G&A costs as a percentage of revenues were down. The Company's business with Mentor Corporation continues to grow with much improved margins to the Company as a result of a new distribution agreement that has been negotiated with Mentor. Tutogen's Tutoplast(R) product is used in Mentor's sling procedure, a surgical operation that addresses the problem of incontinence in women. The demand for that product has been strong.

Tutogen also hopes to enter into a strategic alliance with a medical company specializing in orthopedics to market and distribute Tutogen's Spinal Interbody Spacer made of Tutoplast(R) material.

Subsequent to December 31, 1999, the partnership received principal payments of $9,950 on a debenture owed by Tutogen.

CODED COMMUNICATIONS CORPORATION
Coded Communications Corporation, Carlsbad, California ("Coded") was a manufacturer of digital transmission systems for mobile fleet operations. On October 9, 1992, the Partnership invested $2,500,000 in a 12% convertible debenture issued by Coded. Subsequently, the Partnership made follow-on investments in Coded.

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

In the fourth quarter of 1998, Coded filed for bankruptcy in Chapter 11 proceedings in Delaware. That was converted to Chapter 7 status in the first quarter of 1999. The Trustee took legal action to try to protect the Partnership's secured position on the portion of its investment in Coded represented by a $311,060 Promissory Note. (see Item 3. Legal Proceedings)

In the third quarter ended September 30, 1999, the Partnership received proceeds of $385,000 from the Estate of Coded for payment in full of a Promissory Note and our interest in the Company. In the third quarter of 1999, the Partnership accrued expenses of $50,000 to cover anticipated legal fees. (see Item 3. "Legal Proceedings" for certain information regarding litigation instituted by the Trustee on behalf of the Partnership.)

CONSOLIDATED HEALTH CARE ASSOCIATES, INC.
Consolidated Health Care Associates, Inc. ("CHCA") operated physical therapy rehabilitation centers until it was liquidated in 1998. On December 29, 1992, the Partnership invested $2,500,000 in an 11% debenture issued by CHCA of Franklin, Massachusetts. Subsequently, the Partnership made follow-on investments in CHCA.

Thereafter, in 1997 and 1998, the Partnership made additional advances to CHCA in the form of various promissory notes. (see 1998 Form 10-K).

As of December 31, 1998, the Company owed Renaissance $1,119,938 plus unpaid interest in the amount of $58,861 on the 8% Promissory Note dated February 1, 1998, and also owed the Partnership $63,000 plus unpaid interest in the amount of $7,482 on the 15% Promissory Note dated March 6, 1998.

In March 1998, CHCA assigned remaining payments of two notes owed to CHCA to the Partnership. The Trustee did collect $24,138 in payments in the fourth quarter of 1998 on one Note owed to CHCA whose payments were assigned to the Partnership. During 1999, the Trustee collected $28,960 in payments on this note. As of December 31, 1999, the principal balance is $79,415. Payments under the second Note assigned to the Partnership of $5,641 were still due as of December 31, 1998, but were collected by the Trustee in the first quarter of 1999.

It is asserted that Renaissance's security position on the $1,119,938 and $63,000 Notes is currently inferior to the position of a factoring company which is collecting on the accounts receivable of the liquidated entity. At this time, barring litigation, it is unlikely that the Partnership will be able to collect anything further on those Notes in light of the asserted priority claims of the factoring company and the limited assets of the Company.

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

The Partnership fully reserved its investment in the Company as of September 30, 1998, and the Company is now out of business. It is doubtful at this time that the Partnership will be able to collect on the $50,000 Promissory Note due from the Company or realize any additional value for this investment.

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

ITEM 2.  PROPERTIES

The Partnership's business activities are conducted from the leased offices of the Trustee in an office building in Dallas. Certain office expenses relating to the Partnership's activities are charged to the Partnership by the Trustee pursuant to the Liquidation Trustee Agreement made effective on October 1, 1998, and as an Exhibit in Form 10-Q for the period ending September 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Trustee has filed a lawsuit on behalf of the Partnership against the former Directors of Coded Communications Corporation and others alleging securities fraud, fraud, negligent misrepresentation and other claims to the detriment of the Partnership. That lawsuit is pending in the United States District Court for the Northern District of Texas, Dallas Division and is styled "Thomas W. Pauken, Liquidation Trustee for Renaissance Capital Partners II, Ltd. v. Hugo Camou, et al.; Civil Action No. 3-98-CV-2758-G". The Trustee also filed certain actions on behalf of the Partnership in the Coded Communications Chapter 7 bankruptcy styled "IN RE Coded Communications Corporation, et al., Debtor; Bk. Case No. 98-2741 (MFW) through 98-2743
(MFW)". The bankruptcy action was resolved in with a payment of $385,000 to the Partnership in the third quarter of 1999. The lawsuit is still pending in the federal court lawsuit. A portion of the cause of action has been referred to arbitration in California.

The Partnership also appealed a decision of a Pennsylvania court in a adversial action against the controlling shareholder of U.S. Fax in a case styled "Renaissance Capital Partners II, Ltd v. US Fax, Inc. et al." That appeal was successful in 1999. The outcome of that litigation should have no material effect on the Partnership. There are no other legal proceedings currently pending with regard to the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                   PART   II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES

TRADING
There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Liquidation Trustee.

NUMBER OF HOLDERS
As of December 31, 1999, there were approximately 1,825 beneficial holders of Limited Partnership Interests.

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

As the result of decreasing cash resources in 1995 and 1996, the distributions to the limited partners were discontinued. In 1997, $1,000,000 was distributed to the Limited Partners. In the fourth quarter of 1998, a $1 million distribution was made to the Limited Partners. As the Partnership's investments are liquidated, the Trustee expects to distribute to the Partners cash and/or shares of stock. In 1999, there were no distributions to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five year period ended December 31, 1999, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K for the five years ended December 31, 1999.

                           1999         1998         1997          1996         1995
Gross Income (Loss)
 (including realized
  losses)                401,197       66,373       243,921    (3,098,478) (3,349,784)

Net Unrealized
  appreciation
 (depreciation)
   on investments       8,841,095   (5,087,413)  (10,630,309)   1,049,091   1,443,065

Net Income (loss)       8,864,368   (5,622,192)  (11,106,609)  (3,000,121) (2,825,200)

Income (loss) per
Ltd Partnership unit        205        (130)        (253)          (68)        (64)

Total Assets           16,780,546    7,917,415    14,631,365    26,933,422  29,92,591

Distributions to
  Partners                 -0-       1,000,000    1,000,000        -0-       600,000

Distributions per Ltd
Partnership unit           -0-          23             23          -0-          14

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

The former Managing General Partner has formed other investment funds to make investments in similar Portfolio Companies and may, in the future, form additional similar investment funds. Specifically, Renaissance Group formed Renaissance Capital Partners, Ltd. ("Renaissance I"), a limited partnership, and raised net capital contributions of approximately $12,886,000 in a private placement offering for the purposes of making primarily convertible debenture investments in small and medium size public companies. Renaissance I is currently fully invested. The former Managing General Partner has also formed Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III"), which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500 available for investment. At December 31, 1998, Renaissance III had completed investments in twenty companies having an aggregate cost value of $46,242,647 of which eighteen are still active. The Fund is actively seeking additional investment opportunities. In the Spring of 1996, Renaissance Group formed Renaissance US Growth & Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT invests primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised investment capital of approximately $30,789,000. At December 31, 1998, RUSGIT had made investments in seventeen (17) portfolio companies having an aggregate cost value of $28,301,665, of which sixteen (16) are still active. RUSGIT, like Renaissance III, continues to actively seek investment opportunities. In addition, Renaissance Group and its subsidiaries may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

As the result of decreasing cash resources in 1995 and 1996, the distributions to the Limited Partners were discontinued. In 1997, $1,000,000 in
distributions were made to the Limited Partners.   In 1998, $1,000,000 in
distributions were made to the Limited Partners. In 1999, there were no distributions to the Limited Partners. In light of the current financial condition of the Partnership and the decision to proceed forward with final liquidation of the Partnership, it is unlikely that the Trustee will re-establish any regular distribution to the Limited Partners.

OPTIONAL DISTRIBUTIONS OF OPERATING PROFITS AND CAPITAL GAINS
In addition to the regular quarterly distributions, it was intended that, as the Partnership achieves operating profits and net capital gains or realizes increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains may become available for distribution to the Partners in cash or assets.

The Performance Distributions cannot be adjusted without the consent of all the Limited Partners, except if required by order of a regulatory agency.

During 1998, the Partnership made no additional Portfolio Investments, but made follow-on investments to existing Portfolio Companies of approximately $718,000. Cash distributions of $1,000,000 were made to the Limited Partners
and operations for the year resulted in a cash deficit of $472,448.    Since
the Partnership is in the process of being liquidated, it is anticipated by the Trustee that the cash on hand should be sufficient for liquidation purposes.

During 1999, the Partnership made no additional Portfolio Investments, but made a follow-on investment to existing Portfolio Companies of approximately $300,000 as part of an overal restructuring of its position in Tutogen.
Operations for the year resulted in a cash deficit of $275,017.    Since the
Partnership is in the process of being liquidated, it is anticipated by the Trustee that the cash on hand should be sufficient for liquidation purposes. It is the objective of the Trustee to distribute the stock in the Portfolio Investments to the Partners in years 2000 and/or 2001.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998
During 1999, the Partnership made no additional portfolio investments, but made a follow-on investment to Tutogen Medical, Inc. of approximately $300,000 as a part of an overall restructuring of its position in Tutogen. As a result of prior investments and these follow-on investments, the Partnership incurred net income of $8,864,368 in 1999, consisting of the following: (i) interest income of $269,424; (ii) dividend income of $32,090; (iii) management/director's fees of $1,107; (iv) total expenses of $377,924; (v) realized gains on investments of $98,576 and (vi) unrealized appreciation on investments of $8,841,095. As a result of the liquidation of Portfolio Companies, conversion of debentures to equity investments, and the necessity of reserving interest accruals, interest income significantly declined in 1999. Dividends are down as they are dependent on the availability of Portfolio Companies' earnings for distribution. The estimated value of Portfolio Investments, as determined by the Trustee, indicates an increase of $8,841,095 in fair value during 1999. Because the common stock of Tutogen is the only remaining Partnership investment with material value, the market price of that stock, and fluctuations therein, have a significant impact on the Partnership's estimated value. In that regard, Limited Partners should recognize that Tutogen is a company with limited capitalization and trading volume, and the market prices for such stock at any given time do not necessarily reflect the price at which a substantial block of Tutogen common stock could be bought or sold. Accordingly, Limited Partners should recognize that estimated values in this Report or in other documents regarding the Partnership are necessarily imprecise and that the apparent value of the Partnership is subject to potentially abrupt and unpredictable changes. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Trustee may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1. Business - Narrative Description of Business, and Partnership Portfolio Investments; and Item 13. Certain Relationships and Related Transactions).

The Trustee substantially lowered the expenses of the Partnership in 1999. Total expenses incurred by the Partnership was $377,924 in 1999 compared to $601,152 in 1998.

The Partnership incurred obligations to the Trustee of $72,000 for 1999.

In the third quarter of 1999, the Trustee accrued estimated legal fees of $50,000 in anticipation of future legal activity related to the pending Coded Communications matter. (see Item 3. Legal Proceedings)

1998 COMPARED TO 1997
During 1998, the Partnership made no additional portfolio investments, but made follow-on investments to existing Portfolio Companies of approximately $718,000. As a result of prior investments and these follow-on investments, the Partnership incurred a net loss of $5,622,192 in 1998, consisting of the following: (i) interest income of $354,888; (ii) dividend income of $16,217;
(iii) total expenses of $601,152; (iv) realized losses on investments of $310,834 and (v) unrealized depreciation on investments of $5,087,413. As a result of the liquidation of portfolio companies, conversion of debentures to equity investments, and the necessity of reserving interest accruals, interest income seriously declined in 1998. Dividends were down as they are dependent on the availability of Portfolio Companies earnings for distribution. The estimated value of Portfolio Investments, as determined by the Trustee, indicated a decrease of $5,087,413 in fair value during 1998. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Trustee may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1. Business - Narrative Description of Business, and Partnership Portfolio Investments; and Item 13. Certain Relationships and Related Transactions).

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

YEAR 2000
The Partnership experienced no material problems associated with Year 2000 issues.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 22, 1999, the Partnership engaged the accounting firm of Smith, Jackson, Cooper, and Daniell, PLLC ("Smith Jackson") to audit the Partnership's financial statements for the fiscal year ended December 31, 1999, to replace the firm of KPMG LLP ("KPMG"), which was the principal independent accountant for the Partnership's certified financial statements since 1991.

In connection with the audits of the last two fiscal years ended December 31, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused that firm to make reference to the subject matter of the disagreement in connection with its reports.

On October 1, 1998, the Partnership was sent into liquidation.   It is the
goal of the liquidation Trustee to minimize the expenses of the Partnership. In order to lower the accounting fees incurred by the Partnership the Trustee approved the engagement of the firm of Smith Jackson.

KPMG's report on the financial statements of the Partnership for the past two fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

The Partnership requested that KPMG furnish it with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of KPMG's letter is filed as Exhibit D to this Report.

During fiscal 1998 and 1997, prior to their appointment as certifying accountants, the Partnership did not consult Smith Jackson regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) BACKGROUND AND EXPERIENCE OF DIRECTOR AND OFFICERS OF RENAISSANCE GROUP Renaissance Group served as Managing General Partner of the Partnership through September 30, 1998. The following table sets forth certain information regarding the directors and officers of Renaissance Group.

Name:                   Position:
______________________________________________________________________________
Russell Cleveland       Chairman, President, Chief Executive Officer, and
                             Director
Barbe Butschek          Senior Vice President, Treasurer and Secretary
Robert C. Pearson       Senior Vice President - Corporate Finance
John A. Schmit          Vice President - Portfolio Monitoring

Russell Cleveland, age 62, is the principal founder and the majority shareholder of Renaissance Group. He is a Chartered Financial Analyst with over thirty years experience as a specialist in investments for smaller capitalization companies. Mr. Cleveland currently serves as a director of Greiner Engineering, Inc. (NYSE), a former portfolio investment of a prior Renaissance Group investment partnership. A graduate of the Wharton School of Business, Russell Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland also serves on the board of Directors of the following companies: Biopharmaceutics, Inc., Global Environmental, Inc., International Movie Group, Inc. and Tutogen Medical, Inc.

Barbe Butschek, age 46, has been associated with Renaissance Group and its predecessor companies since 1977. As Senior Vice President, Secretary and Treasurer, she has been responsible for office management, accounting management and records management of the series of investor limited partnerships. Ms. Butschek supervises investor records and information with respect to Renaissance Group and its funds. She also prepares and maintains investor tax and information reports. Barbe Butschek serves as Secretary for the Partnership and Renaissance Capital Partners, Ltd. and as Secretary and Treasurer of Renaissance Capital Growth & Income Fund III, Inc. She also serves as Secretary of RenCap Securities, Inc., a wholly-owned subsidiary of Renaissance Group and registered Broker-Dealer.

Robert C. Pearson, age 65, joined Renaissance Group in April 1997. Mr. Pearson brings over thirty years of experience to Renaissance Group's corporate finance function. From May, 1994, to May, 1997, Mr. Pearson was an independent financial management consultant. From May, 1990, to May, 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice President-Controller and Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton scholar with an MBA from the University of Michigan.

John A. Schmit, age 33, joined Renaissance Group initially as an independent contractor in May, 1997, and, in October, 1997, he was appointed as Vice President - Portfolio Monitoring. Prior to joining Renaissance Group, Mr. Schmit worked as an independent contractor handling investments and monitoring investment portfolios from February, 1996, to May, 1997. From October, 1994, to February 1996, he attended The Georgetown University Law Center and, from September, 1992, to September, 1994, he practiced law at the law firm of Gibson, Ochsner & Adkins. He holds a BBA in Finance from Texas Christian University, a JD from the University of Oklahoma College of Law and an LLM in International and Comparative Law from The Georgetown University Law Center.

(2)  INFORMATION REGARDING LIQUIDATION TRUSTEE
Thomas W. Pauken, age 57, has experience both as a corporate executive officer and as the head of an independent federal agency. Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. Mr. Pauken served on President Reagan's transition team and on the White House legal counsel's staff. Later, he was appointed by President Reagan as Director of ACTION, an independent federal agency that encourages volunteerism, where he served from 1981 to 1985. He also served as a White House staff assistant and as Associate Director of the White House Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-off Stores, Inc. He became a member of the Board of Tutogen Medical, Inc. in January, 1999. He also is a Board member of Hitox Corporation of America. He holds a BA in political science from Georgetown University and a JD degree from Southern Methodist University School of Law.

(3)  INFORMATION REGARDING GENERAL PARTNERS
Mr. Ernest C. Hill and Mr. Thomas W. Pauken served as the Independent General Partners of the Partnership until September 30, 1998, when Mr. Hill resigned and Mr. Pauken agreed to become the Trustee of the Partnership. Under the provisions of the 1940 Act, a majority of the general partners of the Partnership must be "disinterested" or "non-affiliated" general partners. Generally, any party that is involved in the daily activities of the Partnership's business, including the Managing General Partner, as well as its officers, directors and other affiliated persons, any investment adviser, any accountant for the Partnership and any legal adviser, is considered an "interested" party. The Independent General Partners provided overall guidance and supervision with respect to the operations of the Partnership and perform various duties imposed on them under the 1940 Act. Renaissance Group was the Managing General Partner of the Partnership and also served as the investment adviser to the Partnership until September 30, 1998, pursuant to the Investment Advisory Agreement effective May 30, 1990, as subsequently amended and restated, between the Partnership and Renaissance Group (the "Advisory Agreement"). Renaissance Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the reporting and other requirements thereof. As Managing General Partner, Renaissance Group managed the day-to-day business and operations of the Partnership until September 30, 1998. The Partnership has no officers or directors. Renaissance Group and its officers and employees devoted such time to the Partnership's business as was necessary for the conduct of the Partnership's operations. Since October 1, 1998, the Trustee has managed the day-to-day business and operations of the Partnership.

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

BACKGROUND AND EXPERIENCE OF INDEPENDENT GENERAL PARTNERS
Mr. Ernest C. Hill, age 61, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to Stanford School of Business where he received an MBA, with honors, in Investment and Finance. Mr. Hill's prior experience includes service as Assistant Professor of Finance, Southern Methodist University, and Associate Director of the Southwestern Graduate School of Banking.

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

Renaissance Group withdrew as Managing General Partner of the Partnership as of September 30, 1998, and no longer serves as Investment Advisor to the Partnership. From January 1, 1998, to September 30, 1998, the Partnership paid Renaissance Group $251,199 in management fees charged to the Partnership by Renaissance Group for the first nine months of 1998. Renaissance is no longer entitled to receive any management fees or incentive fees.

During the first nine months of 1998, the Independent General Partners, Ernest
C. Hill and Thomas W. Pauken, were compensated for their services pursuant to the Partnership Agreement in an amount of $24,641 each. Those payments ceased as of October 31, 1998. Thereafter, the Trustee was entitled to be compensated at an amount of $6,000 per month for a total of $18,000 for his services through December 31, 1998 and $72,000 for his services in 1999. The Trustee also is entitled to full reimbursement of all reasonable expenses relative to his service on behalf of the Partnership; and he may be entitled to additional compensation for his services subject to the improvement in the value of the assets of the Partnership during the liquidation period. Mr. Pauken is a director of Tutogen Medical, Inc. and, in that capacity, he is compensated by Tutogen along with other directors through the payment of director's fees and the grant of stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, Renaissance Group and Thomas W. Pauken, Trustee, did not own any Units of the Partnership. The following table sets forth information concerning the number of Units of the Partnership beneficially owned as of December 31, 1999, by (i) the persons who, to the knowledge of the Trustee, beneficially owned more than 5% of the outstanding Units, (ii) each director or executive officer of Renaissance Group, and (iii) the directors and executive officers as a group:

Name and Address of            Units Beneficially       Percent of Total Units
  Beneficial Owner                   Owned                     Outstanding
______________________________________________________________________________
HEB Investment and                    3,160                        7.34%
Retirement Plan Trust
P.O. Box 839999
San Antonio, Texas 78212

Russell Cleveland                       153                          *
8080 N. Central Expressway
Dallas, Texas 75206

Barbe Butschek                           0                           *
8080 N. Central Expressway
Dallas, Texas 75206

Robert C. Pearson                        0                           *
8080 N. Central Expressway
Dallas, Texas 75206

John A. Schmit                           0                           *
8080 N. Central Expressway
Dallas, Texas 75206

*All directors and executive  153
officers as a group (5 persons).

Thomas W. Pauken                         0                           *
Liquidation Trustee
5646 Milton St., Ste. 900
Dallas, Texas 75206

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

FINANCIAL STATEMENT SCHEDULES:
Not applicable.

REPORTS ON FORM 8-K:
Registrant did not file a report on Form 8-K during the fourth quarter of 1999.

EXHIBITS:
A. Liquidation Trustee Agreement - Agreement for Engaging the Services of Thomas W. Pauken as Liquidation Trustee of Renaissance Capital Partners II, Ltd. (1)

B. Renaissance Capital Partners II, Ltd. Amended and Restated Agreement and Articles of Limited Partnership dated as of September 30, 1991. (2)

C. Investment Advisory Agreement as of May 30, 1990, as amended and restated
on September 30, 1991, and March 7, 1994.   (2) (3)

D. KPMG LLP letter dated March 9, 2000, addressed to the Commission regarding changes in accountants.

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

Date:  March 22, 2000
                                      RENAISSANCE CAPITAL PARTNERS II, LTD.
                                             (Registrant)


                                      By:	      /S/
                                          __________________
                                          Thomas W. Pauken
                                          Liquidation Trustee

INDEX TO FINANCIAL STATEMENTS


                                                            Page

Independent Auditors' Reports                          F-2 through F-3

Statements of Assets, Liabilities
and Partners' Equity December 31, 1999 and 1998             F-4

Statements of Investments -
December 31, 1999 and 1998                             F-5 through F-8

Statements of Operations -
Years ended December 31, 1999, 1998 and 1997                F-9

Statements of Partners' Equity -
Years ended December 31, 1999, 1998 and 1997                F-10

Statements of Cash Flows -
Years ended December 31, 1999, 1998 and 1997                F-11

Notes to Financial Statements                         F-12 through F-17

                   SMITH, JACKSON, COOPER & DANIELL,  P.L.L.C.
                         Independent Auditors' Report


The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statement of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd. (a Texas Limited Partnership), including the statement of investments, as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1999, by examination of securities held in safekeeping for the Partnership and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners II, Ltd. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





             SMITH, JACKSON, COOPER & DANIELL
             A Professional Limited Liability Company


Dallas, Texas
January 19, 2000

                                    KPMG  LLP

                          Independent Auditors' Report


The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd. (a Texas Limited Partnership), including the statements of investments, as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1998, by examination of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners II, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                KPMG LLP


Dallas, Texas
February 12, 1999

STATEMENT OF ASSETS, LIABLITIES, AND PARTNERS' EQUITY
DECEMBER 31, 1999 AND 1998

            Assets
                                                  1999                 1998
Cash and cash equivalents                    $  1,012,358         $ 1,239,015
Short term investments                            100,000                 -
Investments at fair value, cost of
  $8,066,598 in 1999 and $21,607,598
      in 1998 (note 4)                         15,634,975           6,568,982
Interest receivable                                 2,315             103,022
Other assets                                       30,898               6,396
                                              ___________          __________

                                             $ 16,780,546         $ 7,917,415
                                              ===========          ==========

           Liabilities and Partners' Equity

Liabilities:
  Accounts payable                               $ 27,946            $ 41,587
  Accounts payable - affiliate (note 3)              -                 37,596
  Accrued Liabilities                              50,000                 -
                                              ___________          __________
       Total liabilities                           77,946              79,183
                                              ___________          __________
Partners' equity (note 5):
  General partner                                     -                   -
  Limited partners (outstanding units
   of 43254.01 in 1999 and 1998)               16,702,600           7,838,232
                                              ___________          __________

      Total partners' equity                   16,702,600           7,838,232

Commitments and contingencies
    (notes 3 and 4)
                                              ___________          __________

                                             $ 16,780,546         $ 7,917,415
                                              ===========          ==========
Limited partners' equity per limited
  partnership unit                                  $ 386               $ 181
                                              ===========          ==========

See accompanying notes to financial statements.




STATEMENTS OF INVESTMENTS
DECEMBER 31, 1999 AND 1998
                                                       1999
                                  ___________________________________________
       	                            Interest  Due                       Fair
                                    Rate      date        Cost          Value
                                  ___________________________________________
Eligible Portfolio Investments -
  Convertible Debentures and
  Notes Receivable (1)

Central PA Rehabilitation
  Services, Inc. - physical
  therapy rehabilitation centers:
      Note receivable              9.00%    Varies     $ 79,415       $ 9,415


Tutogen Medical, Inc. (formerly
  Biodynamics International,
  Inc.) - specialty surgical
  products:

      Convertible debenture        9.00%  11/11/02    $ 500,000     $ 500,000

                                                      _________     _________

                                                        579,415       579,415

                                                      _________     _________


STATEMENT OF INVESTMENTS
DECEMBER 31, 1999 AND 1998

                                                         1999
                                  ___________________________________________
                                                                      Fair
                                    Shares              Cost          Value
                                  ___________________________________________

Eligible Portfolio Investments -
  Common and Preferred Stock and
    Warrants (1)

Tutogen Medical, Inc.
 (formerly Biodynamics
  International, Inc.) -
  specialty surgical products:
    Common                           5,735,451     $  7,487,183   $ 15,055,560

    Warrants to purchase
       547,560 shares of
       Tutogen Medical, Inc.           547,560               -              -


    Warrants to purchase
       806,396 shares of
       Tutogen Medical, Inc.           806,396               -              -


    Warrants to purchase
       400,000 shares of
       Tutogen Medical, Inc.           400,000               -              -


    Warrants to purchase
       300,000 shares of
       Tutogen Medical, Inc.           300,000               -              -

                                                      7,487,183     15,055,560
                                                    ___________   ____________

                                                    $ 8,066,598   $ 15,634,975
                                                    ===========   ============

<FN1>
(1) Valued at fair value as determined by the Trustee (note 4).

<FN2>
See accompanying notes to financial statements.


STATEMENTS OF INVESTMENTS
DECEMBER 31, 1999 AND 1998

                                                         1998
                                _____________________________________________

                                    Interest  Due                       Fair
                                    Rate      date        Cost          Value
                                _____________________________________________

Eligible Portfolio Investments -
  Convertible Debentures and
  Notes Receivable (2)

Coded Communications Corporation -
  digital data transmission
  equipment manufacturers:
     Note receivable (1)            6.00%   03/01/99   $ 311,060    $ 311,060


Consolidated Health Care
  Associates Inc. - physical
  therapy rehabilitation
  centers: (1)
     Notes receivable           8.00-15.00   Varies    1,182,938      105,736


Protech, Inc. -
   telecommunications:
     Convertible debenture (1)     10.00    09/30/99      67,500          -


Tricom Corporation -
   telecommunications network
   construction:
     Promissory note (1)             -      12/31/99      50,000          -


Tutogen Medical, Inc.
   (formerly Biodynamics
   International, Inc.)
   - specialty surgical products:
     Convertible debentures (1)     9.00    11/11/02   2,574,081     5,326,743
                                                       _________     _________


                                                       4,185,579     5,743,539
                                                       _________     _________


STATEMENTS OF INVESTMENTS
DECEMBER 31, 1999 AND 1998
                                                        1998
                                _____________________________________________
                                                                      Fair
                                    Shares              Cost          Value
                                _____________________________________________


Eligible Portfolio Investments -
  Common and Preferred Stock and
    Warrants (2)

Coded Communications, Corporation
- digital data transmission
equipment manufacturers:
    Series A convertible
      preferred                     4,445            $ 410,343      $     -
    Series B convertible
      Preferred                    46,775            4,244,245            -
      Common                    1,014,585              517,025            -



Consolidated Health Care
  Associates, Inc. - physical
  therapy rehabilitation
  centers: (1)
    Series A preferred          1,195,984            1,195,984            -
    Series B preferred            500,000              500,000            -
    Common                      5,000,000            2,500,000            -


Total Choice, Inc. - premium
  Incentive fulfillment
  company:
    Preferred                       3,000              300,000            -
    Common                            500              700,000            -


Tricom Corp. - telecommunications
  network construction:
    Common                      1,093,955            2,203,600            -


Tutogen Medical, Inc.
  (formerly Biodynamics
  International, Inc.) -
  specialty surgical products:
     Common                       695,110            4,850,822        825,443
     Warrants to purchase
     547,560 shares
     of Tutogen Medical, Inc.     547,560                   -             -
     Warrants to purchase
     806,396 shares
     of Tutogen Medical, Inc.     806,396                   -             -
     Warrants to purchase
     400,000 shares
     of Tutogen Medical, Inc.     400,000                   -             -
                                                  ____________   ____________

                                                    17,422,019        825,443

                                                  ____________   ____________

                                                  $ 21,607,598    $ 6,568,982

                                                  ============   ============

<FN1>
(1) Interest or dividend payments under the terms of the convertible debenture, note receivable or preferred stock were delinquent as of December 31, 1998.
<FN2>
(2) Valued at fair value as determined by the Trustee (note 4).

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                          1999	        1998          1997
                                     ________________________________________
Income:
  Interest                             $ 269,424     $ 354,888    $ 745,190
  Dividends                               32,090        16,217       49,690
  Commitment, closing and
     management fees                       1,107         6,102           -
                                      __________    __________   __________
                                         302,621       377,207      794,880
                                      __________    __________   __________

Expenses (note 3):
  General and administrative             305,924       331,953      309,042
  Trustee Fees                            72,000        18,000           -
  Management fees                             -        251,199      411,179
                                      __________    __________   __________
                                         377,924       601,152      720,221
                                      __________    __________   __________
       Operating (loss) income          (75,303)     (223,945)       74,659
                                      __________    __________   __________
Investment loss:
  Net unrealized appreciation
   (depreciation) on investments
   (note 4)                            8,841,095   (5,087,413)  (10,630,309)
  Net realized gain (loss)
    on investments                        98,576     (310,834)     (550,959)
                                      __________    __________   __________
           Investment gain (loss)      8,939,671   (5,398,247)  (11,181,268)
                                      __________    __________   __________
           Net income (loss)         $ 8,864,368  $(5,622,192) $(11,106,609)
                                      ==========    ==========   ==========
Limited Partners' share of net
  income (loss) $204.94, $(129.94)
  and $(253.01) per unit for 1999,
  1998 and 1997, respectively        $ 8,864,368  $(5,622,192) $(10,964,650)

General Partner's share of
  net loss                                    -             -      (141,959)
                                      __________    __________   __________
          Net income (loss)          $ 8,864,368  $(5,622,192) $(11,106,609)
                                      ==========    ==========   ==========

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' EQUITY
YEARS ENDED 31, 1999, 1998 AND 1997

                                  General          Limited
                                  Partner          Partners          Total
                               ___________       ___________      __________
Balance, December 31, 1996       $(56,010)       $26,728,853     $26,672,843

  Redemption of 130 limited
  partnership units                    -            (79,366)        (79,366)

  Net loss                       (141,959)      (10,964,650)    (11,106,609)

  Distributions (note 5)               -         (1,000,000)     (1,000,000)
                               ___________       ___________      __________

Balance, December 31, 1997       (197,969)        14,684,837      14,486,868

  Redemption of 50 limited
  partnership units                    -            (26,444)        (26,444)

  Net loss                             -         (5,622,192)     (5,622,192)

  Distributions (note 5)               -         (1,000,000)     (1,000,000)

  Dissolution adjustment
   (note 5)                       197,969          (197,969)             -
                               ___________       ___________      __________

Balance, December 31, 1998             -           7,838,232       7,838,232

  Net income                           -           8,864,368       8,864,368
                               ___________       ___________      __________

Balance, December 31, 1999      $      -        $ 16,702,600    $ 16,702,600
                               ===========       ===========      ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
YEARS ENDED 1999, 1998 AND 1997

                                     1999           1998           1997
                                 _________________________________________
Cash flows from operating
activities:

 Net income (loss)              $ 8,864,368     $(5,622,192)   $(11,106,609)

 Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:
   Net unrealized (appreciation)
    depreciation on investments  (8,841,095)       5,087,413      10,630,309
   Net realized gain (loss)
    on investments                  (98,576)         310,834         550,959
  (Increase) decrease in
    other assets                    (24,502)         (6,396)         103,252
   Increase (decrease) in
    interest receivable	           (173,975)       (176,793)       (550,599)
   Increase (decrease) in
    accounts payable                (13,641)          17,644        (33,274)
   Decrease in accounts
    payable - affiliate             (37,596)        (82,958)        (82,808)
   Increase in accrued
    Liabilities                      50,000               -              -
                                 ___________     ___________     ___________

           Net cash used in
           operating activities    (275,017)       (472,448)       (488,770)
                                 ___________     ___________     ___________
Cash flows from investing
activities:
 Purchase of investments           (300,000)       (718,386)     (3,131,000)
 Proceeds from sale of
  Investments                        110,979       1,708,138       3,773,121
 Repayment of principal
  on investments                     337,381             -             1,000
 Investments in short term
  investments, net                 (100,000)         992,400       (992,400)
                                 ___________     ___________     ___________
            Net cash provided by
            (used in) investing
            activities               48,360        1,982,152       (349,279)
                                 ___________     ___________     ___________
Cash flows from financing
activities:
 Redemption of limited
  partnership units                      -          (26,444)        (79,366)
 Distributions to limited
  Partners                               -       (1,000,000)     (1,000,000)
                                 ___________     ___________    ___________
            Net cash used in
            financing activities         -       (1,026,444)     (1,079,366)
                                 ___________     ___________    ___________
Net increase (decrease) in cash
 and cash equivalents              (226,657)        483,260      (1,917,415)
Cash and cash equivalents at
 beginning of the year            1,239,015         755,755       2,673,170
                                 ___________     ___________     ___________
Cash and cash equivalents at
end of the year                  $1,012,358      $1,239,015      $  755,755
                                 ===========     ===========     ===========

Noncash investing transactions:

During 1999, the Partnership exercised its right to convert a debenture in
the principal amount of	$2,074,081 to 4,600,507 shares of common stock of
Tutogen Medical, Inc.

During 1999, 1998, and 1997, $274,682, $127,911, and $610,616, respectively, of interest receivable was capitalized to convertible debentures, notes receivable or common stock.

During 1999, investment costs of $13,765,899 were permanently written-down against valuation reserves.

See accompanying notes to financial statements.

[FN]
(1)  ORGANIZATION AND BUSINESS PURPOSE

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

On October 1, 1998 the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner. The Partnership will terminate upon liquidation of all of its investments, which is anticipated to occur in 2001.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Valuation of Investments
Portfolio investments are stated at quoted market or fair value as determined by the Trustee in 1999 and 1998, and by the Managing General Partner and approved by the Independent General Partners in 1997 (note 4). Most securities held by the Partnership are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)  Statements of Cash Flows
The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)  Net Income (Loss) per Limited Partnership Unit
Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year. The weighted average limited partnership Units outstanding were 43,266.5 during 1999, 1998, and 1997.

(d)  Federal Income Taxes
In accordance with Federal income tax regulations, no income taxes are levied in a partnership, but rather on the individual partners. Consequently, no Federal income taxes have been reflected in the accompanying financial statements.

(e)  Short Term Investments
Short term investments represent a bank certificate of deposit with a maturity date of 6 months. Such investment was valued at cost, which approximates market.

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

(h) Reclassifications
Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

(3)  MANAGEMENT AND ORGANIZATION FEES

The Trustee receives a monthly fee of $6,000 for services performed in connection with the liquidation of the Partnership. Such fees totaled $72,000 in 1999 and $18,000 in 1998. Additionally, the Trustee receives $4,000 monthly as reimbursement for administrative personnel. All other expenses incurred by the Trustee shall be charged to the Partnership as they occur.

Renaissance Capital Group, Inc. (the "Managing General Partner"), served as the investment adviser for the Partnership in 1998 and 1997. The Managing General Partner is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Managing General Partner performed certain services, including certain management, investment advisory and administrative services necessary for the operation of the Partnership. In addition, under this agreement, the Managing General Partner was reimbursed by the Partnership for certain administrative expenses. A summary of fees and reimbursements paid by the Partnership under the Investment Advisory Agreement and the original offering document are as follows:

* The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the Net Assets after the initial closing date of the Partnership and was entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. The Partnership incurred, during the years ended December 31, 1998 and 1997, $251,199 and $411,179, respectively, for such management fees. For the years ended December 31, 1998 and 1997, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Net Assets, the fee would have been approximately $153,000 greater than the cumulative fee charged.

* The Managing General Partner was reimbursed by the Partnership for administrative expenses incurred by the Managing General Partner on behalf of the Partnership. Such reimbursements were $99,055 and $90,476, for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

Each of the Independent General Partners received a quarterly fee of $.24 per unit for the first 25,000 units and $.12 per unit for all units in excess of 25,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts totaled $49,283 in 1998 and $65,710 in 1997 and are included in general and administrative expenses in the accompanying statements of operations.

(4)  INVESTMENTS

The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities, and partners' equity at quoted market or fair value, as determined in good faith by the Trustee at December 31, 1999 and 1998, and the Managing General Partner and approved by the Independent General Partners at December 31, 1997.

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

As of December 31, 1999 and 1998, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Trustee at December 31, 1999 and 1998, of $12,829,070 and $6,568,982,
respectively. Such values were determined using the methodology noted above. The valuation methods specifically include the following.

*  Original cost
*  Quoted market value
* The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock
*  Original cost less a valuation reserve for collectibility concerns

The financial statements include investments valued at $15,634,975 (93% of total assets) and $6,568,982 (83% of total assets) as of December 31, 1999 and 1998, respectively, whose values have been estimated by the Trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

As of December 31, 1999 and 1998, the net unrealized appreciation
(depreciation) associated with investments held by the Partnership was $7,568,377 and ($15,038,616), respectively.

During 1999, the Trustee permanently wrote-down investment costs of $13,765,899 against existing valuation reserves.

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

All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1998 and 1997, the net unrealized appreciation or depreciation was allocated 99% to the Limited Partners. If the investments in convertible debentures had been disposed of at their estimated fair values, as determined by the Managing General Partner and approved by the Independent General Partners, there would have been no additional allocation to the Managing General Partner under the terms of the Partnership Agreement and Investment Advisory Agreement.

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

Exhibit D.


                                      KPMG  LLP





March 9, 2000


Securities and Exchange Commission
Washington, DC 20549


Ladies and Gentlemen:

We were previously principal accountants for Renaissance Capital Partners II, Ltd. and, under the date of February 12, 1999, we reported on the financial statements of Renaissance Capital Partners II, Ltd. as of December 31, 1998 and for each of the years in the three-year period ended December 31, 1998. On August 23, 1999 our appointment as principal accountants was terminated. We have read Renaissance Capital Partners II, Ltd. statements included under
Item 9 of its December 31, 1999 Form 10-K, and we agree with such statements, except that we are not in a position to agree or disagree with Renaissance Capital Partners II, Ltd.'s statement that Smith, Jackson, Cooper and Daniell, PLLC was not engaged regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Renaissance Capital Partners II, Ltd.'s financial statements nor are we in a position to agree or disagree with Renaissance Capital Partners II, Ltd.'s statements that the change was approved by the Trustee.


Very truly yours,



KPMG LLP