Form 10-Q
period 2000-03-31
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 2000-05-10
CIK 871867

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                For quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

       For the transition period from ___________ to _______________

                      Commission File Number:   038593


                    RENAISSANCE CAPITAL PARTNERS II, LTD.
___________________________________________________________________________
          (Exact name of registrant as specified in its charter)

         Texas                                              75-2407159
___________________________________________________________________________
(State or other jurisdiction                           (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 900                                  75206
___________________________________________________________________________
(Address of principal executive offices)                     (Zip code)

                                (214) 378-9340
___________________________________________________________________________
              (Registrant's telephone number, including area code)

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
                                  (Unaudited)

Assets
                                             December 31,          March 31,
                                                 1999	             2000
                                             ___________      	_____________
Cash and cash equivalents                   $   1,012,358      $   1,024,667
Short term investments                            100,000            100,000
Investments at fair value,
  cost of $8,066,598 and $7,977,233 at
  December 31, 1999 and March 31, 2000,
   Respectively                                15,634,975         34,902,757
Interest receivable                                 2,315              3,086
Other Assets                                       30,898             22,534
                                              ___________        ___________
         Total Assets                        $ 16,780,546       $ 36,053,044
                                              ===========        ===========

Liabilities and Partners' Equity
Liabilities:
  Accounts payable                       $         27,946    $        15,824
  Accrued liabilities                              50,000             50,000
                                               __________         __________
     Total liabilities                             77,946             65,824
                                               __________         __________

Partners' equity:
  General Partner                                     -0-                -0-
  Limited Partners (43,254.01 units at
  December 31, 1999 and 43,254.01
  units at March 31, 2000)                     16,702,600         35,987,220
                                               __________         __________
Total partners' equity                         16,702,600         35,987,220
                                               __________         __________
                                             $ 16,780,546       $ 36,053,044
                                               ==========         ==========


Limited partners' equity per limited
partnership unit                                     $386               $832
                                                     ====               ====

See accompanying notes to financial statements.

                       RENAISSANCE CAPITAL PARTNERS II, LTD.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                    1999               2000
                                                  _________         _________
Income:
  Interest                                    $      217,232   $       16,557
  Dividends                                            8,194            8,929
  Other Income                                        28,559              -0-
                                              ______________   ______________

    Total Income                                     253,985           25,486
                                              ______________   ______________
Expenses:
  Operating expenses                                 135,020           69,248
  Trustee fees                                        18,000           18,000
                                              ______________   ______________

    Total expenses                                   153,020           87,248
                                              ______________   ______________

    Net income (loss) from operations                100,965         (61,762)

Net realized gain (loss) on investments              (7,316)         (10,765)

Net unrealized gain (loss) on investments            595,264       19,357,147
                                              ______________   ______________

    Net income                                $      688,913   $   19,284,620
                                              ==============   ==============
    Net income (loss) per limited partnership
    Unit                                      $        15.93   $       445.84
                                              ==============   ==============
    Weighted average limited
    partnership units                              43,254.01        43,254.01
                                                   =========        =========








See accompanying notes to financial statements.

                         RENAISSANCE CAPITAL PARTNERS II, LTD.

                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                     (Unaudited)

                                           General    Limited
                                           Partner    Partners     Total
                                           ________   ________    ________


Balance at December 31, 1999                   -0-  $16,702,600  $16,702,600

Net income                                     -0-   19,284,620   19,284,620

                                          __________ ___________ ___________

Balance at March 31, 2000                      -0-   $35,987,220 $35,987,220
                                          ========== =========== ===========

See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS II, LTD.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                              Three Months Ended March 31,
                                                   1999            2000
                                                  _________      _________
Cash flows from operating activities:
  Net income                                 $      688,913   $ 19,284,620
  Adjustments to reconcile net income to
    net cash used in  operating activities:
    Net realized and unrealized (gain) loss
    on investments                                (587,947)   (19,346,382)
    (Increase) decrease in other assets             (3,868)          8,364
    Decrease (Increase) in interest receivable    (176,614)          (771)
    Increase (Decrease) in accounts payable	       (11,445)       (12,122)
                                              _____________   ____________

      Net cash provided by (used in)
      operating activities                         (90,961)       (66,291)
                                              _____________   ____________
Cash flows from investing activities:
  Repayment of principal on investments               1,675         78,600
  Purchase of investments                         (300,306)            -0-
                                              _____________   ____________

      Net cash provided by (used in)
      investing activities                        (298,631)         78,600
                                              _____________   ____________

        Net increase (decrease) in cash           (389,592)         12,309

Cash and cash equivalents at the beginning
of the period                                     1,239,015      1,012,358
                                              _____________   ____________

Cash and cash equivalents at the end of
the period                                   $      849,423   $  1,024,667
                                              =============   ============

Noncash investing transactions:

     During 1999, $274,376 of interest receivable was capitalized to common stock.

     In the first quarter of 1999, the Partnership exercised its right to convert a debenture in the principal amount of $2,074,081 to 4,600,507 shares of common stock of Tutogen Medical, Inc.



See accompanying notes to financial statements.

                       RENAISSANCE CAPITAL PARTNERS II, LTD.
                           NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2000
                                    (Unaudited)


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

2.  Summary of Significant Accounting Policies

(a)  Valuation of Investments
Portfolio investments are stated at quoted market or fair value as determined by the Trustee in 2000 and 1999. Most securities held by the Partnership are unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)  Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the periods ended March 31, 2000 and 1999.

(c)  Federal Income Taxes
No provision has been made for federal income taxes as any liability for such taxes is that of the partners rather than the Partnership.

(d)  Net Income (Loss) Per Limited Partnership Unit
Net income (loss) per limited partnership unit is based on the weighted average of the limited partnership units outstanding during the period and net income (loss) allocated to the limited partners.

(e)  Short Term Investments
Short term investments represent a bank certificate of deposit with a maturity date of 6 months. Such investment was valued at cost, which approximates market.

                     RENAISSANCE CAPITAL PARTNERS II, LTD.
                   NOTES TO FINANCIAL STATEMENTS (continued)
                                March 31, 2000
                                  (Unaudited)

(f)  Management Estimates
The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by the Liquidation Trustee of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period presented. Actual results could differ significantly from those estimates.

(g)  Interest Income
Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that period is reduced to reflect the estimated interest expected to be collected during the period.

3.  Basis of Presentation

  The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and include all disclosures normally required by generally accepted accounting principles, but do not include all disclosures normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim period have been made.

4.  Trustee Fees

  Renaissance Group withdrew as Managing General Partner effective October 1, 1998. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. Fees paid to the Liquidation Trustee during the three months ended March 31, 2000, and 1999, were $18,000.

5.  Partners' Equity

  Pursuant to the terms of the Limited Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, are allocated 1% to Renaissance Group (the former Managing General Partner) and 99% to the Limited Partners. All items of gain of the Partnership resulting from Capital Transactions are allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance Group and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance Group and 99% to the Limited Partners.

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

                   RENAISSANCE CAPITAL PARTNERS II, LTD.
                 NOTES TO FINANCIAL STATEMENTS (continued)
                             March 31, 2000
                              (Unaudited)

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

  The financial statements include investments valued at $15,634,975 (93% of total assets) and $34,902,757 (97% of total assets) as of December 31, 1999 and March 31, 2000, respectively, whose values have been estimated by the Liquidation Trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.

                          INVESTMENT VALUATION SUMMARY

                                          CONVERSION OR      FAIR
                                COST       FACE VALUE       VALUE

Tutogen Medical, Inc.
Convertible Debenture       $  490,050     $  490,050      $  490,050
Common Stock                 7,487,183     34,412,707      34,412,707
                           ___________    ___________    ____________
                           $ 7,977,233    $34,902,757     $34,902,757
                           ===========    ===========    ============



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

1.  Material Changes in Financial Condition

  For the first quarter ended March 31, 2000, total Partners' Equity increased $19,284,620 due primarily to the increase in the valuation of common stock of Tutogen Medical, Inc. with value of $6.00 per share.

  The following portfolio transactions are noted for the quarter ended March 31, 2000 (portfolio companies are herein referred to as the "Company"):

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

  CONSOLIDATED HEALTH CARE ASSOCIATES, INC. In the first quarter of 2000, the Partnership received proceeds of $4,826 related to the Promissory Note whose payments have been assigned to the Partnership by Consolidated Health Care Associates, Inc. In March 2000, the Partnership received an additional payment of $65,000 in full settlement of this Note.

  Consolidated Health Care Associates, Inc. filed for bankruptcy in Chapter 11 proceedings in Boston in the first quarter of 2000.

  TUTOGEN MEDICAL, INC. In the first quarter of 2000, the Partnership received a principal payment in the amount of $9,950 on the $500,000 Debenture. The Company has paid its interest obligation on this Debenture through March 31, 2000. The Partnership anticipates that it will exercise its right to convert the Debenture to shares of common stock and also exercise some of the warrants prior to June 30, 2000.

  Tutogen continues to be a profitable company. The first quarter of Tutogen's fiscal year 2000 reported earnings of $0.05 per share.

  Subsequent to the first quarter of 2000, the Trustee was appointed Chairman of the Board of Tutogen Medical, Inc. during the company's Annual Meeting held in late April, 2000, in New York.

                   RENAISSANCE CAPITAL PARTNERS II, LTD.

1.  Material Changes in Operations

  The Partnership currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

  For the quarter ended March 31, 2000, the Partnership recorded net income of $19,284,620, which was primarily attributed to a valuation change in the Tutogen Medical, Inc. common stock issued in connection with the conversion of the convertible debenture. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.

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

                                     RENAISSANCE CAPITAL PARTNERS II, LTD.



May 9, 2000                          By:   _____/S/_____
                                           Thomas W. Pauken
                                           Liquidation Trustee