Form 10-Q
period 2000-06-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 2000-08-08
CIK 871867

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                For quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

        For the transition period from ___________ to _______________

                    Commission File Number:   038593


                   RENAISSANCE CAPITAL PARTNERS II, LTD.
           (Exact name of registrant as specified in its charter)

Texas                                                          75-2407159
(State or other jurisdiction                            (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 900                                        75206
(Address of principal executive offices                           (Zip code)

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
                              (Unaudited)

         Assets

                                                    December 31,    June 30,
                                                        1999           2000
                                                       _________    _________
Cash and cash equivalents                            $ 1,012,358  $   642,672
Short term investments                                   100,000          -0-
Investments at fair value,
  cost of $8,066,598 and $9,371,179 at
December 31, 1999 and June 30, 2000, respectively    15,634,975    29,782,788
Interest receivable                                        2,315        5,149
Other Assets                                              30,898       29,934
                                                      __________   __________

         Total Assets                               $ 16,780,546 $ 30,460,544
                                                      ==========   ==========

Liabilities and Partners' Equity
Liabilities:
  Accounts payable                                   $    27,946  $    28,073
  Accrued liabilities                                     50,000       50,000
                                                       _________    _________
     Total liabilities                                    77,946       78,073
                                                       _________    _________

Partners' equity:
  General Partner                                            -0-          -0-
  Limited Partners (43,254.01 units at
    December 31, 1999 and 43,254.01 units
    at June 30, 2000)                                 16,702,600   30,382,471
                                                       _________    _________

      Total partners' equity                          16,702,600   30,382,471
                                                     ___________  ___________

                                                     $16,780,546  $30,460,544
                                                     ===========  ===========


Limited partners' equity per limited partnership unit       $386         $702
                                                            ====         ====


See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                        STATEMENTS OF OPERATIONS

                              (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                         1999          2000       1999       2000
                                        _______      _______     _______     _______
Income:
  Interest                            $  15,461       16,173   $ 232,693       32,730
  Dividends                               8,237        8,758      16,431       17,687
  Other Income                           14,053          -0-      42,612          -0-
                                       ________      _______     _______     ________

    Total Income                         37,751       24,931     291,736       50,417
                                       ________      _______     _______     ________

Expenses:
  Operating expenses                     38,934       46,189     173,954      115,437
  Management fees                        18,000       18,000      36,000       36,000
                                       ________      _______     _______     ________

    Total expenses                       56,934       64,189     209,954      151,437
                                       ________      _______     _______     ________

    Net income (loss)
       from operations                  (19,183)     (39,258)     81,782    (101,020)

Net realized and unrealized
  gain (loss) on investments          1,077,179   (5,565,490)  1,665,126   13,780,891
                                      _________   __________   _________   __________

    Net income (loss)                $1,057,996   (5,604,748) $1,746,908   13,679,871
                                      =========   ==========   =========   ==========

    Net income (loss) per
    limited partnership unit         $    24.46      (129.58) $    40.38       316.27
                                       ========      ========   ========      =======

    Weighted average limited
    partnership units                 43,254.01     43,254.01   43,254.01   43,254.01
                                      =========     =========   =========   =========


See accompanying notes to financial statements.

                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       Six Months Ended June 30, 2000

                                (Unaudited)

                                      General      Limited
                                      Partner      Partners       Total
                                      ________     ________      ________

Balance at December 31, 1999               -0-   $ 16,702,600  $ 16,702,600

Net income                                 -0-     13,679,871    13,679,871
                                     ___________  ___________  ____________
Balance at June 30, 2000
                                           -0-   $ 30,382,471  $ 30,382,471
                                     ===========  ===========  ============


See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                       STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                                  1999        2000        1999          2000
                                               _________    _________   _________     _________
Cash flows from operating activities:
  Net income (loss)                            1,057,996   (5,604,748)  1,746,908     13,679,871
  Adjustments to reconcile net income to
     net cash flows from operating activities:
    Net realized and unrealized (gain)
     loss on investments                      (1,077,179)   5,565,490  (1,665,126)  (13,780,891)
    Decrease (Increase) in interest
       receivable                                   1,561      (2,063)   (175,053)       (2,834)
    Decrease (Increase) in other assets             3,245      (7,401)       (623)           963
    Increase (Decrease) in accounts payable      (34,565)      12,248     (46,010)           126
                                              ___________  ___________  __________   ___________

      Net cash provided by (used in)
      operating activities                       (48,942)     (36,474)   (139,904)     (102,765)
                                              ___________  ___________  __________   ___________

Cash flows from investing activities:
  Repayment of principal on investments             6,704         -0-       8,379         78,600
  Purchase of investments                             -0-  (1,393,946)   (300,306)   (1,393,946)
  Proceeds from sale of investments                   -0-     948,425          -0-        948,425
  Investments in short term investments, net          -0-     100,000          -0-        100,000
                                              ___________  ___________  __________   ___________

      Net cash provided by (used in) investing
      activities                                    6,704    (345,521)   (291,926)     (266,921)
                                              ___________  ___________  __________   ___________

        Net increase (decrease) in cash           (42,238)   (381,995)   (431,830)     (369,686)

Cash and cash equivalents at the beginning
of the period                                     849,423   1,024,667    1,239,015     1,012,358
                                              ___________  ___________  __________   ___________
Cash and cash equivalents at the end
of the period                                     807,185     642,672      807,185       642,672
                                              ===========  ===========  ==========   ===========


[FN]
Noncash investing transactions:

     During 1999, $274,376 of interest receivable was capitalized to investment in common stock.

     In the first quarter of 1999, the Partnership exercised its right to convert a debenture in the principal amounnt of $2,074,081 to 4,600,507 shares of common stock of Tutogen Medical, Inc.

     In the second quarter of 2000, the Partnership exercised its right to convert a debenture in the principal amount of $490,050 to 363,000 shares of common stock of Tutogen Medical, Inc.



See accompanying notes to financial statements.

                    RENAISSANCE CAPITAL PARTNERS II, LTD.
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2000
                                (Unaudited)

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

  (b) Statements of Cash Flows
      For purposes of the statements of cash flows, cash and cash
Equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the periods ended June 30, 2000 and 1999.

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

4.  Trustee Fees

    Renaissance Group  withdrew as Managing General Partner effective
October 1, 1998. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. Fees paid to the Liquidation Trustee during the six months ended June 30, 2000, and 1999, were $36,000.

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

    The financial statements include investments valued at $15,634,975 (93% of total assets) and $29,782,788 (98% of total assets) as of December 31, 1999 and June 30, 2000, respectively, whose values have been estimated by the Liquidation Trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.



                             INVESTMENT VALUATION SUMMARY

                                                     CONVERSION OR    FAIR
                                             COST     FACE VALUE     VALUE
                                           ______      ______      ______

     Tutogen Medical, Inc.
     Common Stock                         9,357,179  29,709,933  29,709,933

     Global Data, Inc. (GDI)
     Common Stock                               -0-      58,855      58,855

     Consolidated Health Care Associates
     Promissory Note                         14,000      14,000      14,000
                                         __________ ___________ ___________

                                        $ 9,371,179 $29,782,788 $29,782,788
                                         ========== =========== ===========
     [FN]
The fair value of debt securities convertible into common stock is the sum
Of (a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly-traded securities, are values at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

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

1.  Material Changes in Financial Condition

    For the second quarter ended June 30, 2000, total Partners' Equity decreased $5,604,748 due primarily to the decrease in the valuation of the common stock of Tutogen Medical, Inc. ("Tutogen") with value of $4.125 per share.

    The following portfolio transactions are noted for the quarter ended June 30, 2000 (portfolio companies are herein referred to as the "Company"):

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

    The Partnership's current lawsuit against former officers and directors of Coded seeking recovery for the improper conversion of a debenture is pending. Part of the case is proceeding forward towards an arbitration hearing in California. In the third quarter of 1999, the Partnership accrued expenses of $50,000 to cover anticipated legal fees.

    CONSOLIDATED HEALTHCARE ASSOCIATES, INC. In the first quarter of 2000, the Partnership received proceeds of $4,826 related to the Promissory Note whose payments have been assigned to the Partnership by Consolidated Health Care Associates, Inc. ("CHCA"). In March 2000, the Partnership received an additional payment of $65,000 in full settlement of this Note.

    CHCA filed for bankruptcy in Chapter 11 proceedings in Boston in the first quarter of 2000. CHCA received funds in the amount of $14,000 in the form of a 10% Promissory Note payable to the Partnership to cover the operational costs of the company during the pending Chapter 11 proceedings.

    GDI GLOBAL DATA, INC.   In the second quarter of 2000, the Partnership
received 166,666 shares of common stock of GDI Global Data, Inc. ("GDI") in exchange for its 8,333.33 shares of StarComm Products, Inc. ("StarComm") as a result of a merger between GDI and StarComm. During the second quarter, the Partnership received proceeds in the amount of $10,925 from the sale of 11,500 shares of common stock of GDI, a Canadian Exchange stock.

    TUTOGEN MEDICAL, INC. In the first quarter of 2000, the Partnership received a principal payment in the amount of $9,950 on the $500,000 Debenture.

    On June 23, 2000, in a private transaction, the Partnership sold common stock purchase warrants to purchase 250,000 shares at an exercise price of $1.25 per share to Sulzer Medica USA Holding Co. The Partnership received proceeds in the amount of $937,500 from the transfer of those warrants.

    On June 28, 2000 the Partnership exercised its right to convert the outstanding principal on this debenture in accordance with the terms of the debenture, resulting in the issuance to the Partnership of 363,000 shares of common stock of Tutogen. The Partnership also exercised common stock purchase warrants to purchase 1,103,957 shares, at an exercise price of $1.25 per share.

    As of June 30, 2000, the Partnership is the beneficial owner of 7,902,408 shares, representing approximately 56.30% of the outstanding shares of Tutogen (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants; all of the warrants are presently exercisable.)

    The Company has paid its interest obligation on the $500,000 Debenture through June 30, 2000.

2.  Material Changes in Operations

    The Partnership currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

    For the quarter ended June 30, 2000, the Partnership recorded a net loss of $5,604,748, which was primarily due to a decline in the closing price of Tutogen's common stock which was $6 as of March 31, 2000, and $4.125 on June 30, 2000. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.



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




                                         RENAISSANCE CAPITAL PARTNERS II,
LTD.

August 4, 2000                           By:    /s/   Thomas W. Pauken
                                              Thomas W. Pauken
                                              Liquidation Trustee