Form 10-Q
period 2000-09-30
RENAISSANCE CAPITAL PARTNERS II LTD /TX/
filed 2000-11-13
CIK 871867

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

               For quarterly period ended September 30, 2000

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
                                (Unaudited)

Assets
                                                December 31,     September 30,
                                                    1999             2000
                                                  ________          ________
Cash and cash equivalents                      $ 1,012,358         $ 595,350
Short term investments                             100,000              -0-
Investments at fair value,
  cost of $8,066,598 and $9,371,179 at
  December 31, 1999 and September 30, 2000,
  respectively                                  15,634,975        42,387,001
Interest receivable                                  2,315               614
Other Assets                                        30,898            25,094
                                                 _________         _________
         Total Assets                         $ 16,780,546      $ 43,008,059
                                                ==========        ==========

Liabilities and Partners' Equity
Liabilities:
  Accounts payable                            $     27,946       $    23,781
  Accrued liabilities                               50,000            50,000
                                                 _________         _________
     Total liabilities                              77,946            73,781
                                                 _________         _________

Partners' equity:
  General Partner                                      -0-               -0-
  Limited Partners (43,254.01 units at
  December 31, 1999 and 43,254.01 units
  at September 30, 2000)                        16,702,600        42,934,278
                                                 _________         _________

      Total partners' equity                    16,702,600        42,934,278
                                                 _________         _________
                                              $ 16,780,546      $ 43,008,059
                                                ==========        ==========


Limited partners' equity per limited
  partnership unit                                    $386              $993


See accompanying notes to financial statements.

                       RENAISSANCE CAPITAL PARTNERS II, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                          1999          2000          1999             2000

Income:

  Interest              $17,028         3,880        $249,721          36,610
  Dividends               7,890         5,164          24,321          22,851
  Other Income           23,940           -0-          66,552             -0-
                        _______       _______         _______         _______

    Total Income         48,858         9,044         340,594          59,461

Expenses:
  Operating exps         40,711        43,451         214,725         158,887
  Management fees        18,000        18,000          54,000          54,000
                        _______       _______         _______         _______
    Total expenses       58,771        61,451         268,725         212,887

    Net income
     (loss) from
     operations         (9,913)       (52,407)         71,869        (153,426)

Net realized and
  unrealized gain
  (loss) on
  investments       (2,513,416)    12,604,213        (848,290)     26,385,104
                        _______       _______         _______         _______
    Net income
    (loss)        $ (2,523,329)  $ 12,551,806    $   (776,421)   $ 26,231,678
                     ==========    ==========         =======      ==========

    Net income (loss)
    per limited
    partnership unit   $(58.34)       $290.19         $(17.95)        $606.46
                       =======        =======         =======         =======

    Weighted average limited
    partnership units
                      43,254.01     43,254.01       43,254.01        43254.01
                      =========     =========       =========        ========



See accompanying notes to financial statements.

                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                     Six Months Ended September 30, 2000

                                 (Unaudited)

                                        General      Limited
                                        Partner      Partners        Total
                                      __________    __________    __________

Balance at December 31, 1999               -0-    $ 16,702,600  $ 16,702,600

Net income                                 -0-      26,231,678    26,231,678
                                      __________    __________    __________
Balance at September 30, 2000              -0-      42,934,278    42,934,278
                                      ==========    ==========    ==========

See accompanying notes to financial statements.


                    RENAISSANCE CAPITAL PARTNERS II, LTD.

                         STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                        Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                               1999           2000           1999        2000
                                               ____           ____           ____        ____
Cash flows from operating activities:
  Net income (loss)                        $(2,523,329)    12,551,806      (776,421)  26,231,678
  Adjustments to reconcile net income
  to net cash flows from operating
  activities:
    Net realized and unrealized (gain)
    loss on investments                      2,513,416    (12,604,213)      848,290  (26,385,104)
    Decrease (Increase) in interest
         receivable                               (813)         4,536        98,511        1,701
    Decrease (Increase) in other assets        (36,002)         4,840       (36,626)       5,804
    Increase (Decrease) in accrued expenses     50,000           -0-         50,000          -0-
    Increase (Decrease) in accounts payable    (10,291)        (4,291)      (56,303)      (4,166)
                                              _________      _________     _________    _________
      Net cash provided by (used in)
      operating activities                      (7,019)       (47,322)      127,451     (150,087)
                                              _________      _________     _________    _________
Cash flows from investing activities:
  Repayment of principal on investments        316,312            -0-       324,693       78,600
  Purchase of investments                          -0-            -0-      (574,681)  (1,393,946)
  Proceeds from sale of investments                -0-            -0-           -0-      948,425
  Investments in short term
   investments, net                                -0-            -0-           -0-      100,000
                                              _________      _________     _________    _________
      Net cash provided by (used in)
      investing activities                     316,312            -0-     ( 249,988)    (266,921)
                                              _________      _________     _________    _________
        Net increase (decrease) in cash        309,293        (47,322)     (122,537)    (417,008)

Cash and cash equivalents at the beginning
 of the period                                 807,185        642,672     1,239,015    1,012,358
                                              _________      _________     _________    _________
Cash and cash equivalents at the end
 of the period                           $   1,116,478  $     595,350  $  1,116,478  $   595,350
                                             =========        =======     =========      =======


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

                   RENAISSANCE CAPITAL PARTNERS II, LTD.
                      NOTES TO FINANCIAL STATEMENTS
                            September 30, 2000
                               (Unaudited)

1.  Organization and Business Purpose

Renaissance Capital Partners II, Ltd. ( the "Partnership"), a Texas limited partnership in the process of liquidation, was formed on January 14, 1991. The Partnership sought to achieve current income and capital appreciation principally by making direct investments primarily in private placement convertible debt securities of small to medium size public companies.

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


2.  Summary of Significant Accounting Policies

(a) Valuation of Investments
Portfolio investments are stated at quoted market or fair value as determined by the Trustee in 2000 and 1999. Most securities held by the Partnership have limited trading activity and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)  Statements of Cash Flows
For purposes of the statements of cash flows, cash and cash equivalents include cash in checking and savings accounts and all instruments on hand with original maturities of three months or less. The Partnership paid no interest for the periods ended September 30, 2000 and 1999.

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

4.  Trustee Fees

Renaissance Group withdrew as Managing General Partner effective October 1, 1998. Mr. Thomas W. Pauken, who had served as an Independent General Partner agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998, and is incorporated for all purposes herein. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. Fees paid to the Liquidation Trustee during the nine months ended September 30, 2000, and 1999, were $54,000.

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

The financial statements include investments valued at $15,634,975 (93% of total assets) and $42,387,001 (99% of total assets) as of December 31, 1999 and September 30, 2000, respectively, whose values have been estimated by the Liquidation Trustee in cases in which there is no readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material.


                        INVESTMENT VALUATION SUMMARY

                                            CONVERSION OR      FAIR
                                  COST       FACE VALUE        VALUE
Tutogen Medical, Inc.
Common Stock                   9,357,179     42,314,146     42,314,146

Global Data, Inc. (GDI)
Common Stock                         -0-         58,855         58,855
Consolidated Health Care
          Associates
Promissory Note                   14,000         14,000         14,000
                              __________     __________     __________

                           $   9,371,179   $ 42,387,001   $ 42,387,001
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

1.  Material Changes in Financial Condition

For the third quarter ended September 30, 2000, total Partners' Equity increased $12,551,806 due primarily to the increase in the valuation of the common stock of Tutogen Medical, Inc. ("Tutogen") with value of $5.875 per share.

The following portfolio transactions are noted for the quarter ended September 30, 2000 (portfolio companies are herein referred to as the "Company"):

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

The Partnership's current lawsuit against former officers and directors of Coded, seeking recovery for the improper conversion of a debenture, is pending. Part of the case is proceeding forward towards an arbitration hearing in California. In the third quarter of 1999, the Partnership accrued expenses of $50,000 to cover anticipated legal fees.

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

On June 28, 2000, the Partnership exercised its right to convert the outstanding principal on this debenture in accordance with the terms of the debenture, resulting in the issuance to the Partnership of 363,000 shares of common stock of Tutogen. The Partnership also exercised common stock purchase warrants to purchase 1,103,957 shares, at an exercise price of $1.25 per share.

As of June 30, 2000, the Partnership is the beneficial owner of 7,902,408 shares, representing approximately 56.30% of the outstanding shares of Tutogen (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of warrants; all of the warrants are presently exercisable.)

On August 17, 2000, the common stock was listed for trading on the American Stock Exchange with the symbol TTG.

2.  Material Changes in Operations

The Partnership currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended September 30, 2000, the Partnership recorded a net gain of $12,551,806, which was primarily due to a increase in the closing price of Tutogen's common stock which was $4.125 as of June 30, 2000, and $5.875 on September 30, 2000. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. Interest income continued to decline as a result of not accruing certain past-due payments from Portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined in the past as a result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields in comparison to debentures.

                         PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                    RENAISSANCE CAPITAL PARTNERS II, LTD.



November 10, 2000                   By:     /s/      Thomas W. Pauken
                                         Thomas W. Pauken
                                         Liquidation Trustee